Form 10-Q
period 1998-03-31
ALLERGAN SPECIALTY THERAPEUTICS INC
filed 1998-05-14
CIK 1049711

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

--------------------------------------------------------------------------------
(Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 1998.........................

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

--------------------------------------------------------------------------------

                             COMMISSION FILE NUMBER
                                     0-23641

                      ALLERGAN SPECIALTY THERAPEUTICS, INC.

 A DELAWARE CORPORATION                     IRS EMPLOYER IDENTIFICATION
                                                    33-0779207

                   2525 DUPONT DRIVE, IRVINE, CALIFORNIA 92612

                          TELEPHONE NUMBER 714/246-4500


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 (1)   X   yes          no
     ------       ------
 (2)   X   yes          no
     ------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of May 8, 1998 there were 3,272,690 shares of callable Class A common stock outstanding, and 1,000 shares of Class B common stock outstanding.

                      ALLERGAN SPECIALTY THERAPEUTICS, INC.

            FORM 10-Q FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS
                       (MARCH 10, 1998) TO MARCH 31, 1998


                                      INDEX


                                                                         Page
PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

                     Condensed Statement of Operations -
                     For the period from commencement of operations
                     (March 10, 1998) to March 31, 1998                    3

                     Condensed Balance Sheets at March 31, 1998
                     and December 31, 1997                                 4

                     Condensed Statement of Cash Flows -
                     For the period from commencement of operations
                     (March 10, 1998) to March 31, 1998                    5

                     Notes to Condensed Financial Statements            6-10

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                  11-19

PART II - OTHER INFORMATION

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                             20

Signature                                                                 21

PART I - FINANCIAL INFORMATION

                      Allergan Specialty Therapeutics, Inc.
                          (a development stage company)

                        Condensed Statement of Operations
                 For the period from commencement of operations
                       (March 10, 1998) to March 31, 1998
                        (In thousands, except share data)

Revenues:

Interest income                                                     $       717

Costs and expenses:
      Research and development                                            9,612
      Technology fees                                                     2,395
      General and administrative expenses                                    15
                                                                    -----------
         Total costs and expenses                                   $    12,022
                                                                    -----------

Net loss                                                            $   (11,305)

Basic and diluted loss per share                                    $     (3.45)
                                                                    ===========

Weighted average common shares outstanding                            3,273,690


See accompanying notes to condensed financial statements.

                      Allergan Specialty Therapeutics, Inc.
                          (a development stage company)

                            Condensed Balance Sheets
                        (In thousands, except share data)


                                                      March 31,       December 31,
                                                         1998             1997
                                                      ---------        ---------
                                     ASSETS

Cash and cash equivalents                             $ 188,904        $       1
Interest receivable                                         211               --
Prepaid technology fees                                   1,960               --
Other assets                                                143               --
                                                      ---------        ---------

                                                      $ 191,218        $       1
                                                      =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
       Payable to Allergan, Inc.                      $   2,682        $      --
       Accounts payable and
         accrued liabilities                              3,055               --
                                                      ---------        ---------

              Total liabilities                           5,737               --

Stockholders' equity:
       Callable Class A Common stock,
         $.01 par value; 6,000,000 shares
         authorized, 3,272,690 issued
         and outstanding                                     33               --
       Class B Common stock,
         $1.00 par value; 1,000 shares
         authorized, issued and outstanding                   1               --
       Additional paid-in capital                       196,752                1
       Deficit accumulated during
         development stage                              (11,305)              --
                                                      ---------        ---------

              Total stockholders' equity                185,481                1
                                                      ---------        ---------

                                                      $ 191,218        $       1
                                                      =========        =========

See accompanying notes to condensed financial statements.

                      Allergan Specialty Therapeutics, Inc.
                          (a development stage company)

                        Condensed Statement of Cash Flows
                 For the period from commencement of operations
                       (March 10, 1998) to March 31, 1998
                                 (In thousands)

OPERATING ACTIVITIES:
       Net loss                                                                       $(11,305)
       Changes in operating assets and liabilities:
              Interest receivable                                                         (211)
              Other assets                                                                (143)
              Prepaid technology fee                                                    (1,960)
              Payable to Allergan, Inc.                                                  2,682
              Accounts payable and accrued liabilities                                   3,055
                                                                                      --------

              Net cash used in operating activities                                     (7,882)

FINANCING ACTIVITIES:
       Issuance of common stock                                                        200,001
       Offering costs                                                                   (3,215)
                                                                                      --------

              Net cash provided by financing activities                                196,785
                                                                                      --------

Net increase in cash and equivalents                                                   188,903

Cash and equivalents at beginning of period                                                  1
                                                                                      --------

Cash and equivalents at end of period                                                 $188,904
                                                                                      ========

See accompanying notes to condensed financial statemnets.

Allergan Specialty Therapeutics, Inc.

Notes to Condensed Financial Statements

1.      Basis of Presentation and Significant Accounting Policies

        Allergan Specialty Therapeutics, Inc. ("ASTI" or the "Company") was incorporated in Delaware on November 12, 1997 and commenced operations on March 10, 1998. ASTI was formed for the purpose of conducting research and development of potential human pharmaceutical products, and to commercialize such products, most likely through licensing to Allergan, Inc. (Allergan).

        The Company is subject to risks associated with development stage companies. All of the Company's efforts to date have been limited to obtaining capital and board review of various research and development proposals presented by Allergan. The Company does not yet generate any revenues from product sales or royalties. Research and development is performed by Allergan and the costs incurred are reimbursed by ASTI.

        The accompanying financial statements at March 31, 1998 and for the period from commencement of operations to March 31, 1998 is unaudited, and in the opinion of management, includes all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

        Accounting for revenues and expenses

        ASTI's revenues consist solely of interest and investment income. In later years ASTI may also derive revenues from the sale or license of its products, most likely through the sale of licensed products by Allergan. Royalty and other product revenue will be recorded as earned.

        ASTI incurs most of its expenses under its agreements with Allergan. Research and development costs paid to Allergan under a Research and Development Agreement (R&D Agreement) are recorded as research and development expenses when incurred. Technology fees paid to Allergan under a Technology License Agreement (Technology Agreement) are recorded as technology fees on a straight-line basis over the life of the Technology Agreement. Amounts paid to Allergan under a Services Agreement are recorded as administrative expenses as incurred. See Note 2 for a description of the agreements between ASTI and Allergan.

        Use of estimates

        The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allergan Specialty Therapeutics, Inc.

Notes to Condensed Financial Statements

1.      Basis of Presentation and Significant Accounting Policies (continued)

        The Company invests its excess cash in money market funds and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines with respect to the diversification and maturities in order to maintain safety and liquidity. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 1998, all excess cash was invested in cash equivalents.

        Per share information

        In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share,"
        (EPS). SFAS No. 128 requires calculations for "basic earnings per share" including only actual weighted shares outstanding and "diluted earnings per share" including the effect of any common equivalent shares or other items that are dilutive. The reconciliations of the numerators and denominators of the basic and diluted earnings per share computations for the period from commencement of operations (March 10, 1998) to March 31, 1998 are as follows:

                                                Income                 Shares                 Per-share
                                              (Numerator)           (Denominator)              Amount
                                              -----------           -------------              ------
          Computation of basic and
          diluted EPS: Income (loss)
          available to common
          stockholders                      $(11,305,000)              3,273,690                $(3.45)

2.      Arrangements with Allergan, Inc.

        On March 10, 1998, 3,272,690 shares of callable Class A Common Stock of ASTI, representing all of the issued and outstanding shares of such class, were distributed by Allergan to the holders of record of Allergan common stock at the close of business on February 17, 1998 (the "Distribution"). Prior to the Distribution, Allergan contributed $200,000,000 in cash to ASTI in exchange for all of the shares of ASTI Common Stock.

        On March 10, 1998, 1,000 shares of Class B Common Stock of ASTI, representing all of the issued and outstanding shares of such class, were issued to Allergan. As sole holder of all of the issued and outstanding shares of Class B Common Stock, Allergan has the option to repurchase all of the outstanding Class A Common Stock under specified conditions.

Allergan Specialty Therapeutics, Inc.

Notes to Condensed Financial Statements

2.      Arrangements with Allergan, Inc. (continued)

        In connection with the Distribution, ASTI and Allergan entered into a number of agreements, including a Research and Development Agreement (R&D Agreement), Technology License Agreement (Technology Agreement), Services Agreement and License Option Agreement (License Agreement).

        Pursuant to the R&D Agreement, ASTI reimbursed Allergan for research and development costs of $9,612,000 incurred during the period from October 24, 1997 through March 31, 1998 with respect to the initial ASTI Products and Pre-Selection Work, as defined. From time to time thereafter, Allergan shall propose work plans, subject to ASTI board approval, for the continued development of each of the initial ASTI Products as well as other product candidates. ASTI is required to utilize the cash initially contributed to ASTI by Allergan plus interest and investment income thereon, less administrative expenses and technology fees to conduct activities under the R&D Agreement. The R&D Agreement specifies payment of Developed Technology Royalties and Pre-Selection Product Payments by Allergan to ASTI under certain conditions. Through March 31, 1998, no amounts have been earned by ASTI with respect to Developed Technology Royalties or Pre-Selection Product Payments.

        Subject to certain limitations, the Technology Agreement grants ASTI an exclusive license to research and develop all of Allergan's proprietary and contractual rights with respect to certain retinoid and neuroprotective technologies. As consideration for the exclusive license, ASTI will pay a technology fee of $10,000,000 in year one; $6,700,000 in year two; $3,300,000 in year three; and $2,000,000 in year four commencing October 24, 1997. The technology fee is charged to operations on a straight-line basis over the life of the Technology Agreement. The technology fee is payable monthly in arrears provided, however, that ASTI shall no longer be obligated to make such payments beginning with any month following the date on which the total number of ASTI Products either under development or licensed to Allergan pursuant to the License Agreement is less than two. Through March 31, 1998, ASTI paid $4,355,000 in technology fees, of which $1,960,000 is included in prepaid technology fees in the accompanying balance sheet.

        ASTI has granted Allergan an option to acquire a license to each product developed under the R&D Agreement, including the Initial Products on a country-by-country basis at any time until (a) with respect to the United States, 30 days after clearance by the FDA to commercially market such ASTI Product and (b) with respect to any other country, 90 days after the earlier of (i) clearance by the appropriate regulatory agency to commercially market the product and (ii) clearance by the FDA to market the product in the United States. Upon exercise of the license option, Allergan will make Product Payments to ASTI as defined in the R&D Agreement. Through March 31, 1998, no license option has been exercised. The license option will expire to the extent not previously exercised, 30 days after the

Allergan Specialty Therapeutics, Inc.

Notes to Condensed Financial Statements

2.      Arrangements with Allergan, Inc. (continued)

        expiration of Allergan's option to purchase all of the outstanding ASTI Shares, described below.

        In accordance with ASTI's Restated Certificate of Incorporation, Allergan has the right to purchase all (but not less than all) of the ASTI Class A Common Stock (the "Purchase Option"). Allergan may exercise the Purchase Option by written notice to ASTI at any time during the period beginning immediately after the Distribution and ending on December 31, 2002; provided that such date will be extended for successive six month periods if, as of June 30, 2001, ASTI has not paid or accrued expenses for at least 95% of all Available Funds, as defined, pursuant to the R&D Agreement. In any event, the Purchase Option will expire 90 days after Allergan receives notice that the amount of cash and marketable securities held by ASTI is less than $15 million.

        If the Purchase Option is exercised, the exercise price will be the greatest of:

        (a) (i) 25 times the aggregate of (1) all worldwide payments with respect to all Licensed Products, Developed Technology Products and Pre-Selection Products for the four calendar quarters immediately preceding the quarter in which the Purchase Option is exercised (Base Period) and (2) all payments that would have been made and all payments due to be made by Allergan to ASTI during the Base Period if Allergan had not previously exercised its payment buy-out option with respect to any product; provided, however, that, for the purposes of the foregoing calculation, for any product which has not been commercially sold during each of the four calendar quarters in the Base Period, Allergan will be deemed to have made Product Payments, Developed Technology Royalties and Pre-Selection Product Payments to ASTI for each such quarter equal to the average of the payments made during each of such calendar quarters during which such product was commercially sold, less (ii) any amounts previously paid to exercise any payment buy-out option for any product;

        (b) the fair market value of 500,000 shares of Allergan Common Stock determined as the average of the closing sales price of Allergan Common Stock on the New York Stock Exchange for the 20 trading days ending with the trading day that is two trading days prior to the date of determination.

        (c) $250 million less the aggregate amount of all technology fee payments and research and development costs paid or incurred by ASTI as of the date the Purchase Option is exercised; or

        (d) $60 million.

        In each case, the amount payable as the Purchase Option Exercise Price will be reduced to the extent, if any, that ASTI's liabilities at the time of exercise (other than liabilities under the R&D Agreement, Services Agreement and the Technology Agreement) exceed ASTI's cash and cash equivalents and short-term and long-term investments

Allergan Specialty Therapeutics, Inc.

Notes to Condensed Financial Statements

2.      Arrangements with Allergan, Inc. (continued)

        (excluding the amount of Available Funds remaining at such time). Allergan must pay the Purchase Option Exercise Price in cash.

        ASTI and Allergan have entered into a Services Agreement pursuant to which Allergan has agreed to provide ASTI with administrative services, including accounting and legal services on a fully-burdened cost reimbursement basis. The Services Agreement expires on December 31, 1998 and will be renewed automatically for successive one year periods during the term of the R&D Agreement. ASTI may terminate the Services Agreement at any time upon 60 days written notice.

3. In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued. SFAS No. 130 established standards for reporting comprehensive income and its components. This standard increased disclosures in the financial statements and had no impact on the Company's financial position or results of operations.

                      ALLERGAN SPECIALTY THERAPEUTICS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1998

This Quarterly Report on Form 10-Q may contain certain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties. While this outlook represents management's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

The following should be read in conjunction with "--Risks and Uncertainties" below and the Company's Financial Statements and notes thereto in Item 1 above.

RESULTS OF OPERATIONS
---------------------

Revenues, consisting of net interest and investment income earned on investment funds, were $717,000 from ASTI's commencement of operations, March 10, 1998, through March 31, 1998. Interest income was earned during the period from March 10, the date Allergan contributed $200 million to ASTI, and March 31, 1998. In the future, as ASTI's funds are used pursuant to the R&D Agreement and to pay the Technology Fee pursuant to the Technology Agreement, lower cash balances will be available for investment and therefore interest and investment income is expected to decrease. During the period in which products are under development and applications for regulatory clearance are submitted and reviewed, ASTI does not anticipate revenues other than from interest and investment income.

Research and development expenses of $9,612,000 through March 31, 1998 related primarily to development of ASTI Products and Pre-Selection Work from October 24, 1997 through March 31, 1998 and payment of Technology Fees of $4,355,000, of which $1,960,000 is included in prepaid technology fees. ASTI's research and development expenses are expected to increase during the remainder of 1998.

General and administrative expenses for the period ended March 31, 1998 were not material as ASTI did not begin operations until March 10, 1998. It is anticipated that such expenses will increase in future reporting periods, particularly with respect to expenses under the Services Agreement pursuant to which Allergan has agreed to provide ASTI with administrative services, including accounting and legal services, on a fully-burdened cost reimbursement basis.

In its early years, the results of operations of ASTI are expected to reflect primarily interest and investment income on the funds contributed by Allergan, and research and development expenses related to development of ASTI Products and the Technology Fee. ASTI's net loss from commencement of operations through March 31, 1998 was $11,305,000, or $(3.45) per share. ASTI is expected to continue to record significant net losses in future periods, as expenses under its agreements with Allergan are expected to continue to exceed investment income.

Allergan Specialty Therapeutics, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1998

RESULTS OF OPERATIONS (Continued)
---------------------------------

Under its agreements with Allergan, ASTI depends upon Allergan's operating and accounting systems. Allergan has indicated to ASTI that Allergan's operating and accounting systems applicable to ASTI are year 2000 compliant. ASTI does not currently expect its financial condition or results of operations to be materially adversely affected by year 2000 issues.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

On March 9, 1998, Allergan contributed $200 million in cash to ASTI in exchange for all of the issued and outstanding shares of callable Class A Common Stock of ASTI. On March 10, 1998, Allergan distributed the Class A shares to holders of Allergan common stock and ASTI commenced operations. The funds contributed by Allergan, plus investment income earned thereon, will be used primarily to fund the development of ASTI Products and to conduct related activities. Funds not immediately required for development activities will be invested in low-risk securities.

At March 31, 1998, ASTI had cash and cash equivalents of approximately $188.9 million. As ASTI's funds continue to be utilized pursuant to the R&D Agreement and to pay the Technology Fee to Allergan, increasingly lower cash balances will be available for investment.

Based on anticipated spending levels for the continued development of all the current ASTI Products, it is expected that ASTI's funds for product development will be exhausted during the next few years. At that time, product development funding by ASTI will cease. However, several factors could impact the level and timing of ASTI funding, including the addition of any new ASTI Products, the discontinuation of the development of any ASTI Products, any commercial arrangements between Allergan and other companies which would cause Allergan to exercise its License Option with respect to any ASTI Product, any change in the number of projects advancing to or continuing in later stages of development or any adjustments in the rate of spending on products currently in development.

When ASTI's cash available for product development is below $15 million, certain events will be triggered. First, Allergan's Purchase Option with respect to all of the ASTI Class A Common Stock will terminate on the 90th day after ASTI provides Allergan with a statement that, as of the end of any calendar month, there are less than $15 million of Available Funds remaining. Such statement will be accompanied by a report of ASTI's independent auditors. In addition, Allergan has the right, for 30 days after expiration of the Purchase Option, to license any or all ASTI Products which have not yet been licensed, on a product-by-product and country-by-country basis. Allergan is under no obligation to exercise the Purchase Option or the License Option with respect to any ASTI Product. In the event that Allergan does not exercise the Purchase Option or the License Option for all ASTI Products after ASTI's cash available for

Allergan Specialty Therapeutics, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1998

RISKS AND UNCERTAINTIES
-----------------------

product development is exhausted, ASTI will not have funds to continue or complete development of any remaining products.

New Company. ASTI is a newly formed company and is subject to the risks inherent in the establishment of a new business enterprise in the biotechnology industry. ASTI will incur substantial losses for several years due to the long-term nature of the research and development of pharmaceutical products through clinical testing and the regulatory process, which losses may never be recovered.

No Assurance of Continued Research or Development of ASTI Products. There can be no assurance that the ASTI Board of Directors will continue the funding of the research and development of the initial ASTI Products, or that any ASTI Products can be successfully researched, developed and/or commercialized within the anticipated cost estimates or time frames, if at all. Certain of the ASTI Products are at critical stages of research and development, and technical and clinical outcomes are impossible to predict. Because of the long-range nature of any pharmaceutical product research and development plan, research and development of a particular product or products could accelerate, slow down or be discontinued, and other unforeseen events could occur, all of which would significantly affect the timing and amount of ASTI's expenditures on a particular product, or in total. As a result, estimates of costs and timing of research and development programs and for the use of Available Funds may not be accurate. There can be no assurance that Allergan will recommend, or that ASTI will approve, additional products for research and development as ASTI Products beyond the initial ASTI Products.

Although ASTI has received from Allergan a license to use Allergan Technology for the purpose of researching, developing and commercializing ASTI Products, some or all of the ASTI Products may require new technologies or enhancements or modifications to existing Allergan Technology, and there can be no assurance that such technology can or will be successfully developed or acquired. Even if appropriate technology is available or developed, there can be no assurance that such ASTI Products will be successfully researched or developed (or be researched or developed in a timely fashion) or be proven to be safe and efficacious in clinical trials.

Need for Regulatory Clearance. All ASTI Products, Developed Technology Products and Pre-Selection Products will require FDA clearance before such products may be lawfully marketed in the United States. Applications for FDA clearance must be based on costly and extensive clinical trials designed to demonstrate safety and efficacy. Clearance to market such products will also be required from corresponding regulatory authorities in foreign countries before such products may be marketed in those countries. Such clearance often involves pricing and reimbursement approvals in addition to clearance based on safety and efficacy. Delay in obtaining FDA and/or foreign regulatory clearance or pricing or reimbursement approvals for any such product may have a material adverse effect on the commercial success of such product. There can be no assurance that the necessary regulatory clearances and approvals will be obtained in a timely fashion

Allergan Specialty Therapeutics, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1998 (Continued)

RISKS AND UNCERTAINTIES (Continued)
-----------------------------------

or, if obtained, that such clearances and approvals will not be revoked or withdrawn.

No Assurance of Sufficiency of Funds or Availability of Additional Funds. Allergan has contributed $200 million in cash to ASTI. Allergan has no obligation to contribute additional funds to ASTI, and has no present intention to do so. It is anticipated that if ASTI were to fund the continued research and development of the initial ASTI Products through FDA review for marketing clearance, the funding of these activities, together with any Pre-Selection Work undertaken by Allergan and/or ASTI and funded by ASTI, would require substantially all of the Available Funds. There can be no assurance that ASTI will have sufficient funds to complete the research and development of any or all of the ASTI Products, including the four initial ASTI Products.

Allergan's rights under the Allergan/ASTI Agreements may limit ASTI's ability to raise funds, or may prevent ASTI from doing so, if ASTI needs additional funds to continue or complete research and development of any ASTI Product. If ASTI were to attempt to raise funds following the expiration of the Purchase Option, ASTI would have very little cash, few assets and an undeterminable number of products under research and development. Allergan would at that time have the unilateral option to license any or all ASTI Products for such countries for which Allergan's License Option had not previously expired. Third parties might therefore be reluctant to lend money to ASTI, or to invest in ASTI.

No Assurance of Successful Manufacturing or Marketing. Even if ASTI Products are developed and receive necessary regulatory clearances and approvals, there can be no assurance that the ASTI Products will be successfully manufactured for clinical trials or successfully manufactured or marketed for commercial sale. To be successfully marketed, any ASTI Product must be manufactured in commercial quantities in compliance with regulatory requirements and at an acceptable cost. Any significant delays in the completion of validation and licensing of expanded or new facilities could have a material adverse effect on the ability to continue clinical trials of and ultimately to market ASTI Products on a timely and profitable basis. If Allergan does not exercise its License Option for an ASTI Product (and does not exercise the Purchase Option), ASTI will have to make alternative arrangements for manufacturing that ASTI Product, and there can be no assurance that ASTI will be able to do so.

If Allergan exercises its License Option for any ASTI Product, Allergan may need to develop and/or expand its marketing capabilities to commercialize such Licensed Product effectively. If Allergan exercises its License Option for any ASTI Product, and does not at the time the product is to be commercialized have a sales force in the relevant country or countries, Allergan will need to arrange for marketing by third parties outside of the United States, and, if the product is not within Allergan's target markets at such time, within the United States. If Allergan does not exercise its License Option for an ASTI Product (and does not exercise the Purchase Option), ASTI will need to find other means to commercialize that ASTI

Allergan Specialty Therapeutics, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1998 (Continued)

RISKS AND UNCERTAINTIES (Continued)
-----------------------------------

Product not involving Allergan, and there can be no assurance that ASTI will be able to do so.

At the present time, ASTI does not have, nor, through the development stage of the ASTI Products, does it expect to develop, any manufacturing or marketing capability. If ASTI decides to manufacture or market one or more ASTI Products itself, ASTI will need substantial additional funds. There is no assurance that additional funds will be available, or will be available on attractive terms, and Allergan has no obligation to supply any additional funds to ASTI. In addition, ASTI may not use Available Funds for this purpose without Allergan's consent.

If either Allergan or ASTI seeks a third party to manufacture or market an ASTI Product, there can be no assurance that satisfactory arrangements can be successfully negotiated or that any such arrangements will be on commercial terms acceptable to Allergan or ASTI. In addition, even if ASTI decides to license any ASTI Product to a third party, agreements with that third party, if available, may be on terms less favorable to ASTI than the terms of the Allergan/ASTI Agreements.

Even if acceptable manufacturing and marketing resources are available, there can be no assurance that any ASTI Products will be accepted in the marketplace. There can be no assurance that there will be adequate reimbursement by health insurance companies or other third party payors for any ASTI Products that are marketed.

No Assurance of Exercise of Allergan's Options. Allergan is not obligated to exercise the License Option for any ASTI Product or to exercise the Purchase Option, and Allergan will exercise any such option only if it is in Allergan's best interest to do so. The timing of the exercise of the Purchase Option is within Allergan's sole discretion, and Allergan may choose to exercise the Purchase Option at a time when the Purchase Option Exercise Price is as low as possible. Because the contractual relationship between Allergan and ASTI contemplates that Allergan will perform research and development activities on behalf of ASTI, in the event of Allergan's failure to exercise the Purchase Option, ASTI would be required to seek alternative research and development facilities, either independently or with a third party. There can be no assurance that ASTI would be able to obtain access to adequate research and development facilities in such event on a timely basis, on acceptable terms, or at all. The timing of the exercise of the License Option with respect to any Licensed Product is also within Allergan's sole discretion and thereafter research, development and funding of any such product will be controlled by Allergan.

Reliance on Proprietary Technologies; Unpredictability of Patent Protection. Patent protection generally has been important in the pharmaceutical industry. Therefore, ASTI's financial success may depend in part upon Allergan obtaining strong patent protection for the technologies incorporated in ASTI Products. Allergan will determine which patent applications to pursue, and the expense of obtaining and maintaining patents covering Developed Technology will be shared equally by Allergan and ASTI during the terms of the Research and Development Agreement.

Allergan Specialty Therapeutics, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1998 (Continued)

RISKS AND UNCERTAINTIES (Continued)
-----------------------------------

However, there can be no assurance that patents will be issued covering any products, or that any existing patents or patents issued in the future will be of commercial benefit. In addition, it is impossible to anticipate the breadth or degree of protection that any such patents will afford, and there can be no assurance that any such patents will not be successfully challenged in the future. If Allergan is unsuccessful in obtaining or preserving patent protection, or if any products rely on unpatented proprietary technology, there can be no assurance that others will not commercialize products substantially identical to such products.

Patents have been issued to third parties covering various therapeutic agents, products and technologies. There can be no assurance that any ASTI Products, Developed Technology Products or Pre-Selection Products will not infringe patents held by third parties. In such event, licenses from such third parties would be required, or their patents would have to be designed around. There can be no assurance that such licenses would be available or that they would be available on commercially attractive terms, or that any necessary redesign could be successfully completed.

Allergan licenses certain intellectual property from third parties which it will sublicense to ASTI pursuant to the Technology License Agreement. Specifically, Allergan has licensed certain rights to its retinoid technology from Allergan Ligand Retinoid Therapeutics, Inc. (ALRT) and certain rights to the technology underlying Memantine from Children's Medical Center Corporation and Merz + Co. GmbH & Co. ("Merz"). Under the terms of certain of its license agreements, Allergan may be obligated to exercise diligence and make certain royalty and milestone payments as well as incur costs related to filing and prosecuting the underlying patents. Each agreement is terminable by either party upon notice if the other party defaults in its obligations. Should Allergan default under any of its agreements, Allergan and therefore ASTI may lose its right to market and sell products based upon such licensed technology. In addition, there can be no assurance that Allergan's licensors will meet their obligations to Allergan pursuant to such licenses. In such event, ASTI's results of operations and business prospects would be materially and adversely affected.

Competition. ASTI Products, Developed Technology Products and Pre-Selection Products are likely to face competition from other therapies for the same indications. Competitors potentially include any of the world's pharmaceutical and biotechnology companies. Many pharmaceutical companies have greater financial resources, technical staffs and manufacturing and marketing capabilities than Allergan or ASTI. A number of companies have developed and are developing competing technologies and products. To the extent that ASTI Products, Developed Technology Products and Pre-Selection Products incorporate therapeutic agents that are off-patent or therapeutic agents marketed by multiple companies, such products will face more competition than products incorporating proprietary therapeutic agents.

The fundamental technology underlying retinoids licensed to ASTI is also cross-licensed to Ligand Pharmaceuticals Incorporated (Ligand) and therefore competition from similar activities by Ligand and its collaborators in retinoids is likely. In addition, pursuant to an

Allergan Specialty Therapeutics, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1998 (Continued)

RISKS AND UNCERTAINTIES (Continued)
-----------------------------------

agreement between Allergan and Ligand, each party has been granted non-exclusive rights to use any unsynthesized compounds developed by ALRT, provided that such license will become exclusive with respect to any compound for which an IND is filed with and accepted by the FDA. Accordingly, no assurance can be given that Ligand will not be the first party to file an IND with respect to any retinoid compound under research by ASTI, thereby preventing ASTI and Allergan from undertaking any further research, development or commercialization with respect to such compound.

Potential Conflicts of Interest Between Allergan and ASTI. Because Allergan may develop and/or market products (including Developed Technology Products and Pre-Selection Products) for its own account, independent of ASTI, that compete directly with ASTI Products, Allergan and ASTI may have conflicting interests with respect to certain products and/or certain markets. In addition, ASTI Products, Developed Technology Products and Pre-Selection Products may compete with one another. Allergan Technology excludes, and ASTI will have no rights with respect to, any topical formulation of Tazarotene. Allergan is currently marketing a topical formulation of Tazarotene for the treatment of psoriasis and acne in the United States under the brand name "Tazorac" and outside of the United States under the brand name "Zorac".

Dependence on Allergan for Personnel and Facilities. ASTI will depend substantially on Allergan for research and development activities to be performed under the Research and Development Agreement. Although ASTI may perform directly, or engage other third parties to perform on its behalf, some of these activities, it is likely that Allergan will be responsible for executing substantially all of ASTI's research and development activities. While Allergan believes that its current and planned personnel and facilities will be adequate for the performance of its duties under the R&D Agreement, such personnel will perform services in the same facilities for Allergan itself. Subject to Allergan's obligation to use diligent efforts under the R&D Agreement, Allergan may allocate its personnel and facilities as it deems appropriate. Allergan's own research and development activities may restrict the resources that otherwise would be available for performing Allergan's duties under the Research and Development Agreement.

Relationship Between ASTI and Allergan May Limit ASTI's Activities and Market Value. The terms of the Allergan/ASTI Agreements and ASTI's Restated Certificate of Incorporation were not determined on an arm's-length basis and certain terms may limit ASTI's activities and its market value.

ASTI's Restated Certificate of Incorporation prohibits ASTI from taking or permitting any action that might impair Allergan's rights under the Purchase Option. Prior to the expiration of the Purchase Option, ASTI may not, without the consent of the holders of ASTI Class B Common Stock, merge or liquidate, or sell, lease, exchange, transfer or dispose of any substantial assets, or amend its Restated Certificate of Incorporation to alter the Purchase Option, ASTI's authorized capitalization, or the

Allergan Specialty Therapeutics, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1998 (Continued)

RISKS AND UNCERTAINTIES (Continued)
-----------------------------------

provisions of the Restated Certificate of Incorporation governing ASTI's Board of Directors. Because Allergan owns all of the outstanding Class B Common Stock, Allergan is able to influence significantly or control the outcome of any of the foregoing actions requiring approval by the Class B stockholders of ASTI. The ability of Allergan to significantly influence or control such matters, together with the provisions of ASTI's Restated Certificate of Incorporation eliminating the right of the ASTI stockholders to call special meetings of stockholders, could affect the liquidity of the ASTI Shares and have an adverse effect on the price of the ASTI Shares, and may have the effect of delaying or preventing a change in control of ASTI, including transactions in which stockholders might otherwise receive a premium for their shares over the current market price. Neither the terms of the ASTI/Allergan Agreements nor ASTI's Restated Certificate of Incorporation prohibit Allergan from transferring its ASTI Class B Common Stock. The special rights accorded to the holder or holders of the ASTI Class B Common Stock will expire upon expiration of the Purchase Option.

So long as the Purchase Option is exercisable, the market value of the ASTI Shares will be limited by the Purchase Option Exercise Price. The Purchase Option Exercise Price was determined by Allergan, giving consideration to the structure of the Distribution, ASTI's planned business, the Allergan/ASTI Agreements, advice given by Merrill Lynch, Pierce, Fenner & Smith Incorporated, and such other factors as Allergan deemed appropriate. The Purchase Option Exercise Price was not determined on an arm's-length basis.

The existence of the Purchase Option and Allergan's rights as holder of the ASTI Class B Common Stock may inhibit ASTI's ability to raise capital. Additional capital raised by ASTI, if any, would most likely reduce the per share proceeds available to holders of ASTI Shares if the Purchase Option were exercised. The existence of the Purchase Option and Allergan's rights as the holder of the ASTI Class B Common Stock may inhibit a change of control and may make an investment in ASTI Shares less attractive to certain potential stockholders, which could adversely affect the liquidity and market value of ASTI Shares.

If Allergan exercises its License Option for any ASTI Product, Allergan will have the right to commercialize the product with third parties on such terms as Allergan deems appropriate. In such event, payments from Allergan to ASTI with respect to the ASTI Product will be based solely on Sublicensing Revenues received from such third parties.

Limitation on ASTI's Ability to License Products to Third Parties. ASTI has granted Allergan the License Option, which is exercisable on a product-by-product and country-by-country basis. During the term of the License Option for each ASTI Product, ASTI will not be able to license such ASTI Product to any party other than Allergan. Furthermore, ASTI may perform research with respect to product candidates which become ASTI Products only if recommended by Allergan and accepted by ASTI. In particular, it is expected that Allergan will perform Pre-Selection Work with respect to various product candidates. If such product candidates do not become ASTI

Allergan Specialty Therapeutics, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1998 (Continued)

RISKS AND UNCERTAINTIES (Continued)
-----------------------------------

Products, ASTI will have no rights with respect thereto except the right to receive limited royalties from Allergan on commercial sales of such products, if any.

Possible Dilution; Reduction of Per Share Purchase Option Exercise Price. All ASTI Shares issued by ASTI after the Distribution will be subject to the Purchase Option, and the Purchase Option Exercise Price will not increase as a result of any such issuance. Accordingly, if additional ASTI Shares were to be issued, the percentage of the Purchase Option Exercise Price payable with respect to each ASTI Share in the event Allergan exercises the Purchase Option would be reduced. Liabilities, including any debt issued by ASTI, but excluding any accounts payable to Allergan, will reduce the Purchase Option Exercise Price to the extent that such liabilities exceed ASTI's cash, cash equivalents, and short-term and long-term investments (excluding Available Funds), unless repaid or discharged by ASTI prior to exercise of the Purchase Option.

No Dividends. ASTI's Restated Certificate of Incorporation prohibits the payment of dividends from Available Funds.

Allergan Specialty Therapeutics, Inc.

PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

      - Exhibits
           (numbered in accordance with Item 601 of Regulation S-K)

        10.1 Research and Development Agreement dated as of March 6, 1998 between Allergan, Inc. and ASTI

        10.2 Technology License Agreement dated as of March 6, 1998 among Allergan, Inc. and certain of its affiliates and ASTI

        10.3 Services Agreement dated as of March 6, 1998 between Allergan, Inc. and ASTI

        10.4 License Option Agreement dated as of March 6, 1998 between Allergan, Inc. and ASTI

        10.5 Distribution Agreement dated as of March 6, 1998 between Allergan, Inc. and ASTI


      - Reports on Form 8-K. None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 Date:  May 13, 1998             ALLERGAN SPECIALTY THERAPEUTICS, INC.
        ---------------------



                                 /s/ Dwight J. Yoder
                                 -----------------------------------------------
                                 Dwight J. Yoder
                                 Chief Financial Officer
                                 and Duly Authorized Officer

                                 EXHIBIT INDEX

Exhibit
Number              Description
------              -----------
10.1    Research and Development Agreement dated as of March 6, 1998 between
        Allergan, Inc. and ASTI

10.2    Technology License Agreement dated as of March 6, 1998 among Allergan,
        Inc. and certain of its affiliates and ASTI

10.3    Services Agreement dated as of March 6, 1998 between Allergan, Inc. and
        ASTI

10.4    License Option Agreement dated as of March 6, 1998 between Allergan,
        Inc. and ASTI

10.5    Distribution Agreement dated as of March 6, 1998 between Allergan, Inc.
        and ASTI