Form 10-Q
period 1998-06-30
ALLERGAN SPECIALTY THERAPEUTICS INC
filed 1998-08-12
CIK 1049711

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


--------------------------------------------------------------------------------
(Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 1998.........................

                                       OR

     | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

As of August 8, 1998 there were 3,272,690 shares of callable Class A common stock outstanding, and 1,000 shares of Class B common stock outstanding.

                      ALLERGAN SPECIALTY THERAPEUTICS, INC.

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998


                                      INDEX



                                                                           Page
PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

             Condensed Statements of Operations For the quarter ended
             June 30, 1998 and for the period from commencement of
             operations (March 10, 1998) to June 30, 1998                    3

             Condensed Balance Sheets at June 30, 1998
             and December 31, 1997                                           4

             Condensed Statements of Cash Flows For the quarter ended
             June 30, 1998 and for the period from commencement of
             operations (March 10, 1998) to June 30, 1998                    5

             Notes to Condensed Financial Statements                      6-10

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                         11-19

PART II - OTHER INFORMATION

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                               20

Signature                                                                   21

PART I - FINANCIAL INFORMATION

                      Allergan Specialty Therapeutics, Inc.
                          (a development stage company)

                       Condensed Statements of Operations
                       For the quarter ended June 30, 1998
                     and for the period from commencement of
                  operations (March 10, 1998) to June 30, 1998
                        (In thousands, except share data)



                                                                         Commencement of
                                                 Quarter Ended            Operations to
                                                 June 30, 1998            June 30,1998
                                                 -------------           ---------------
Revenues:

Interest income                                     $ 2,791                 $  3,508

Costs and expenses:
      Research and development                        6,516                   16,128
      Technology fees                                 1,375                    3,770
      General and administrative
        expenses                                        115                      130
                                                    -------                 --------
         Total costs and expenses                   $ 8,006                 $ 20,028
                                                    -------                 --------

Loss before income taxes                             (5,215)                 (16,520)
Provision for taxes                                     922                      922
                                                    -------                 --------

Net loss                                            $(6,137)                $(17,442)
                                                    =======                 ========

Basic and diluted loss per share                    $ (1.87)                $  (5.33)
                                                    =======                 ========

Basic and diluted
  shares outstanding                              3,273,690                3,273,690





See accompanying notes to condensed financial statements.

                      Allergan Specialty Therapeutics, Inc.
                          (a development stage company)

                            Condensed Balance Sheets
                        (In thousands, except share data)



                                                         June 30,        December 31,
                                                           1998              1997
                                                         --------        ------------
                                     ASSETS

Cash and cash equivalents                                $     72            $ 1
Investments                                               179,894             --
Prepaid technology fees                                     3,085             --
Other assets                                                  522             --
                                                         --------            ---

                                                         $183,573            $ 1
                                                         ========            ===



                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities:
       Payable to Allergan, Inc.                         $  3,377            $--
       Accounts payable and
         accrued liabilities                                  996             --
                                                         --------            ---

              Total liabilities                             4,373             --



 Stockholders' equity:
       Callable Class A Common stock,
         $.01 par value; 6,000,000 shares
         authorized, 3,272,690 issued
         and outstanding                                       33             --
       Class B Common stock,
         $1.00 par value; 1,000 shares
         authorized, issued and outstanding                     1             --
       Additional paid-in capital                         196,752              1
       Accumulated other comprehensive income                (144)            --
       Deficit accumulated during
         development stage                                (17,442)            --
                                                         --------            ---

              Total stockholders' equity                  179,200              1
                                                         --------            ---

                                                         $183,573            $ 1
                                                         ========            ===



See accompanying notes to condensed financial statements.

                      Allergan Specialty Therapeutics, Inc.
                          (a development stage company)

                       Condensed Statements of Cash Flows
                       For the quarter ended June 30, 1998
                     and for the period from commencement of
                  operations (March 10, 1998) to June 30, 1998
                                 (In thousands)




                                                                     Commencement of
                                              Quarter Ended           Operations to
                                              June 30, 1998           June 30, 1998
                                              -------------           -------------
 OPERATING ACTIVITIES:
       Net loss                                  $ (6,137)              $(17,442)
       Changes in operating assets
         and liabilities:
              Interest receivable                     211                     --
              Other assets                           (379)                  (522)
              Prepaid technology fee               (1,125)                (3,085)
              Payable to Allergan, Inc.               695                    996
              Accounts payable and
                accrued liabilities                (2,059)                 3,377
                                                 --------               --------

              Net cash used in
                operating activities               (8,794)               (16,676)

INVESTING ACTIVITIES:
       Purchases of investments                  (180,038)              (180,038)
                                                 --------               --------

              Net cash used in
                investing activities             (180,038)              (180,038)

FINANCING ACTIVITIES:
       Issuance of common stock                        --                200,000
       Offering costs                                  --                 (3,215)
                                                 --------               --------

              Net cash provided by
                financing activities                   --                196,785
                                                 --------               --------

Net increase (decrease)in cash
  and equivalents                                (188,832)                    71

Cash and equivalents at
  beginning of period                             188,904                      1
                                                 --------               --------

Cash and equivalents at
  end of period                                  $     72               $     72
                                                 ========               ========





See accompanying notes to condensed financial statements.

Allergan Specialty Therapeutics, Inc.

Notes to Condensed Financial Statements

1.  Basis of Presentation and Significant Accounting Policies

    Allergan Specialty Therapeutics, Inc. ("ASTI" or "the Company") was incorporated in Delaware on November 12, 1997 and commenced operations on March 10, 1998. ASTI was formed for the purpose of conducting research and development of potential human pharmaceutical products, and to commercialize such products, most likely through licensing to Allergan, Inc. (Allergan).

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

    The accompanying financial statements at June 30, 1998 and for the quarter ended June 30, 1998 and for the period from commencement of operations to June 30, 1998 are unaudited, and in the opinion of management, includes all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles. The results of operations for the period ended June 30, 1998 and for the period from commencement of operations to June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

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

Allergan Specialty Therapeutics, Inc.

Notes to Condensed Financial Statements

1.  Basis of Presentation and Significant Accounting Policies (continued)

    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company invests its excess cash in money market funds, equity securities and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines with respect to the diversification and maturities in order to maintain safety and liquidity. At June 30, 1998, all excess cash amounting to $179,894,000 was invested primarily in debt securities. ASTI classifies such investments as available-for-sale securities with net unrealized gains or losses as a component of other comprehensive income. Amounts classified as investments are liquidated and used to pay operating expenses as needed.

    Per share information

    In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," (EPS). SFAS No. 128 requires calculations for "basic earnings per share" including only actual weighted shares outstanding and "diluted earnings per share" including the effect of any common equivalent shares or other items that are dilutive. The reconciliations of the numerators and denominators of the basic and diluted earnings per share computations for the quarter ended June 30, 1998 and for the period from commencement of operations (March 10, 1998) to June 30, 1998 are as follows:


                                          Income (loss)           Shares            Per-share
                                           (Numerator)         (Denominator)          Loss
                                          -------------        -------------        ---------
    Computation of basic
    and diluted EPS:
    Quarter ended
    June 30, 1998                          (6,137,000)            3,273,690           $(1.87)
    Computation of basic and
    diluted EPS:
    Commencement of
    operations to
    June 30, 1998                         (17,442,000)            3,273,690           $(5.33)


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

    In connection with the Distribution, ASTI and Allergan entered into a number of agreements, including the R&D Agreement, Technology Agreement, Services Agreement and License Option Agreement (License Agreement).

    Pursuant to the R&D Agreement, ASTI reimbursed Allergan for research and development costs of $6,516,000 incurred during the quarter ended June 30, 1998, with respect to the initial ASTI Products and Pre-Selection Work, as defined. Research and development expenses were $16,128,000 during the period from commencement of operations through June 30, 1998 which includes reimbursement to Allergan for research and development services performed during the period from October 24, 1997 through March 9, 1998. From time to time thereafter, Allergan shall propose work plans, subject to ASTI board approval, for the continued development of each of the initial ASTI Products as well as other product candidates. ASTI is required to utilize the cash initially contributed to ASTI by Allergan plus interest and investment income thereon, less administrative expenses and technology fees to conduct activities under the R&D Agreement. The R&D Agreement specifies payment of Developed Technology Royalties and Pre-Selection Product Payments by Allergan to ASTI under certain conditions. Through June 30, 1998, no amounts have been earned by ASTI with respect to Developed Technology Royalties or Pre-Selection Product Payments.

    Subject to certain limitations, the Technology Agreement grants ASTI an exclusive license to research and develop all of Allergan's proprietary and contractual rights with respect to certain retinoid and neuroprotective technologies. As consideration for the exclusive license, ASTI will pay a technology fee of $10,000,000 in year one; $6,700,000 in year two; $3,300,000 in year three; and $2,000,000 in year four commencing October 24, 1997. The technology fee is charged to operations on a straight-line basis over the life of the Technology Agreement. The technology fee is payable monthly in arrears provided, however, that ASTI shall no longer be obligated to make such payments beginning with any month following the date on which the total number of ASTI Products either under development or licensed to Allergan pursuant to the License Agreement is less than two. Through June 30, 1998, ASTI paid $6,855,000 in technology fees, of which $3,085,000 is included in prepaid technology fees in the accompanying balance sheet.

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

    Upon exercise of the license option, Allergan will make Product Payments to ASTI as defined in the R&D Agreement. Through June 30, 1998, no license option has been exercised. The license option will expire to the extent not previously exercised, 30 days after the expiration of Allergan's option to purchase all of the outstanding ASTI Shares, described below.

    In accordance with ASTI's Restated Certificate of Incorporation, Allergan has the right to purchase all (but not less than all) of the ASTI Class A Common Stock (the "Purchase Option"). Allergan may exercise the Purchase Option by written notice to ASTI at any time during the period beginning immediately after the Distribution and ending on December 31, 2002; provided that such date will be extended for successive six month periods if, as of June 30, 2001, ASTI has not paid or accrued expenses for at least 95% of all Available Funds, as defined, pursuant to the R&D Agreement. In any event, the Purchase Option will expire 90 days after Allergan receives notice that the Available Funds (as defined in the R&D Agreement) held by ASTI is less than $15 million. Through June 30, 1998, Allergan has not exercised the Purchase Option.

    If the Purchase Option is exercised, the exercise price will be the greatest of:

    (a)(i) 25 times the aggregate of (1) all worldwide payments with respect to all Licensed Products, Developed Technology Products and Pre-Selection Products for the four calendar quarters immediately preceding the quarter in which the Purchase Option is exercised (Base Period) and (2) all payments that would have been made and all payments due to be made by Allergan to ASTI during the Base Period if Allergan had not previously exercised its payment buy-out option with respect to any product; provided, however, that, for the purposes of the foregoing calculation, for any product which has not been commercially sold during each of the four calendar quarters in the Base Period, Allergan will be deemed to have made Product Payments, Developed Technology Royalties and Pre-Selection Product Payments to ASTI for each such quarter equal to the average of the payments made during each of such calendar quarters during which such product was commercially sold, less (ii) any amounts previously paid to exercise any payment buy-out option for any product;

    (b)the fair market value of 500,000 shares of Allergan Common Stock determined as the average of the closing sales price of Allergan Common Stock on the New York Stock Exchange for the 20 trading days ending with the trading day that is two trading days prior to the date of determination.

Allergan Specialty Therapeutics, Inc.

Notes to Condensed Financial Statements


2.  Arrangements with Allergan, Inc. (continued)


    (c) $250 million less the aggregate amount of all technology fee payments and research and development costs paid or incurred by ASTI as of the date the Purchase Option is exercised; or

    (d) $60 million.

    In each case, the amount payable as the Purchase Option Exercise Price will be reduced to the extent, if any, that ASTI's liabilities at the time of exercise (other than liabilities under the R&D Agreement, Services Agreement and the Technology Agreement) exceed ASTI's cash and cash equivalents and short-term and long-term investments (excluding the amount of Available Funds remaining at such time). Allergan must pay the Purchase Option Exercise Price in cash.

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

3.  New Accounting Standards

    In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued. SFAS No. 130 established standards for reporting comprehensive income and its components. Other comprehensive income for the quarter ended June 30, 1998 and for the period from commencement of operations through June 30, 1998 is comprised of unrealized loss on investments of $144,000.

4.  Subsequent Events

    Subsequent to June 30, 1998, Allergan announced that it had entered into a multi-year research and development collaboration with Parke-Davis Pharmaceutical Research Division of Warner-Lambert Company to identify, develop and commercialize up to two RXR subtype selective retinoid compounds for the treatment of metabolic diseases, including adult onset diabetes, insulin resistant syndromes and dyslipidemias. RXR compounds have been accepted by ASTI as Pre-Selection Work. As a result, ASTI is entitled to receive a portion of the revenue stream paid by Warner-Lambert to Allergan. ASTI intends to use the funds received for further research and development.

    Subsequent to June 30, 1998, ASTI's Board of Directors approved a plan to fund Pre-Selection Work for androgen tears, which is being investigated for the treatment of dry eye, and certain research aimed at diseases of the retina.

                      ALLERGAN SPECIALTY THERAPEUTICS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1998

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

RESULTS OF OPERATIONS
---------------------

Revenues, consisting of net interest and investment income earned on investment funds, were $2,791,000 for the quarter ended June 30, 1998 and $3,508,000 for the period from ASTI's commencement of operations, March 10, 1998, through June 30, 1998. Interest income was earned during the period from March 10, the date Allergan contributed $200 million to ASTI, and June 30, 1998. In the future, as ASTI's funds are used pursuant to the R&D Agreement and to pay the Technology Fee pursuant to the Technology Agreement, lower cash balances will be available for investment and therefore interest and investment income is expected to decrease. During the period in which products are under development and applications for regulatory clearance are submitted and reviewed, ASTI does not anticipate revenues other than from interest and investment income.

Research and development expenses were $6,516,000 for the quarter ended June 30, 1998. Research and development expenses were $16,128,000 during the period from commencement of operations through June 30, 1998 which includes reimbursement for services performed during the period from October 24, 1997 through March 9, 1998. During the quarter, ASTI's Board of Directors approved work plans and cost estimates presented by Allergan in accordance with the R&D Agreement for the remainder of the 1998 calendar year. The approved work plans and cost estimates are similar to the estimates provided in ASTI's prospectus dated March 6, 1998.

ASTI paid technology fees of $2,500,000 to Allergan during the quarter ended June 30, 1998. ASTI paid technology fees of $6,855,000 for the period from commencement of operations to June 30, 1998 which includes technology fees incurred during the period from October 24, 1997 through March 9, 1998.

General and administrative expenses for the quarter ended June 30, 1998 and for the period from commencement of operations through June 30, 1998 were not material. It is anticipated that such expenses will increase in future reporting periods, particularly with respect to expenses under the Services Agreement pursuant to which Allergan has agreed to provide ASTI with administrative services, including accounting and legal services, on a fully-burdened cost reimbursement basis.

Allergan Specialty Therapeutics, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1998

RESULTS OF OPERATIONS (Continued)
---------------------------------

In its early years, the results of operations of ASTI are expected to reflect primarily interest and investment income on the funds contributed by Allergan, and research and development expenses related to development of ASTI Products and the Technology Fee. ASTI's net loss for the quarter ended June 30, 1998 was $6,137,000 or $(1.87) per share. ASTI's net loss for the period from commencement of operations through June 30, 1998 was $17,442,000 or $(5.33) per share. ASTI is expected to continue to record significant net losses in future periods, as expenses under its agreements with Allergan are expected to continue to exceed investment income.

Provision for taxes was $922,000 for both periods presented. ASTI expects to have taxable income as a result of the requirement to capitalize technology fees and its likely election to capitalize research and development expenses for tax purposes.

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

At June 30, 1998, ASTI had cash and cash equivalents of approximately $72,000. The Company invests its excess cash in money market funds, equity securities and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines with respect to the diversification and maturities in order to maintain safety and liquidity. At June 30, 1998, ASTI had $179,894,000 in investments. ASTI classifies such investments as available-for-sale securities with net unrealized holding gains or losses as a component of other comprehensive income. ASTI liquidates investments to pay for operating expenses as needed.

Based on anticipated spending levels for the continued development of all the current ASTI Products, it is expected that ASTI's funds for product development will be exhausted during the next few years. At that time, product development funding by ASTI will cease. However, several factors

Allergan Specialty Therapeutics, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1998

LIQUIDITY AND CAPITAL RESOURCES (Continued)
-------------------------------------------

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

When ASTI's Available Funds (as defined in the R&D Agreement) is below $15 million, certain events will be triggered. First, Allergan's Purchase Option with respect to all of the ASTI Class A Common Stock will terminate on the 90th day after ASTI provides Allergan with a statement that, as of the end of any calendar month, there are less than $15 million of Available Funds remaining. Such statement will be accompanied by a report of ASTI's independent auditors. In addition, Allergan has the right, for 30 days after expiration of the Purchase Option, to license any or all ASTI Products which have not yet been licensed, on a product-by-product and country-by-country basis. Allergan is under no obligation to exercise the Purchase Option or the License Option with respect to any ASTI Product. In the event that Allergan does not exercise the Purchase Option or the License Option for all ASTI Products after ASTI's cash available for product development is exhausted, ASTI will not have funds to continue or complete development of any remaining products.

RISKS AND UNCERTAINTIES
-----------------------

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

Allergan Specialty Therapeutics, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1998 (Continued)

RISKS AND UNCERTAINTIES (Continued)
-----------------------------------

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

Need for Regulatory Clearance. All ASTI Products, Developed Technology Products and Pre-Selection Products will require FDA clearance before such products may be lawfully marketed in the United States. Applications for FDA clearance must be based on costly and extensive clinical trials designed to demonstrate safety and efficacy. Clearance to market such products will also be required from corresponding regulatory authorities in foreign countries before such products may be marketed in those countries. Such clearance often involves pricing and reimbursement approvals in addition to clearance based on safety and efficacy. Delay in obtaining FDA and/or foreign regulatory clearance or pricing or reimbursement approvals for any such product may have a material adverse effect on the commercial success of such product. There can be no assurance that the necessary regulatory clearances and approvals will be obtained in a timely fashion or, if obtained, that such clearances and approvals will not be revoked or withdrawn.

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

Allergan Specialty Therapeutics, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1998 (Continued)

RISKS AND UNCERTAINTIES (Continued)
-----------------------------------

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

If Allergan exercises its License Option for any ASTI Product, Allergan may need to develop and/or expand its marketing capabilities to commercialize such Licensed Product effectively. If Allergan exercises its License Option for any ASTI Product, and does not at the time the product is to be commercialized have a sales force in the relevant country or countries, Allergan will need to arrange for marketing by third parties outside of the United States, and, if the product is not within Allergan's target markets at such time, within the United States. If Allergan does not exercise its License Option for an ASTI Product (and does not exercise the Purchase Option), ASTI will need to find other means to commercialize that ASTI Product not involving Allergan, and there can be no assurance that ASTI will be able to do so.

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

Allergan Specialty Therapeutics, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1998 (Continued)

RISKS AND UNCERTAINTIES (Continued)
-----------------------------------

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

Allergan licenses certain intellectual property from third parties which it will sublicense to ASTI pursuant to the Technology License Agreement. Specifically, Allergan has licensed certain rights to its retinoid technology from Allergan Ligand Retinoid Therapeutics, Inc. (ALRT) and certain rights to the technology underlying Memantine from Children's Medical Center Corporation and Merz + Co. GmbH & Co. ("Merz"). Under the terms of

Allergan Specialty Therapeutics, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1998 (Continued)

RISKS AND UNCERTAINTIES (Continued)
-----------------------------------

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

The fundamental technology underlying retinoids licensed to ASTI is also cross-licensed to Ligand Pharmaceuticals Incorporated (Ligand) and therefore competition from similar activities by Ligand and its collaborators in retinoids is likely. In addition, pursuant to an agreement between Allergan and Ligand, each party has been granted non-exclusive rights to use any unsynthesized compounds developed by ALRT provided that such license will become exclusive with respect to any compound for which an IND is filed with and accepted by the FDA. Accordingly, no assurance can be given that Ligand will not be the first party to file an IND with respect to any retinoid compound under research by ASTI, thereby preventing ASTI and Allergan from undertaking any further research, development or commercialization with respect to such compound.

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

Allergan Specialty Therapeutics, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1998 (Continued)

RISKS AND UNCERTAINTIES (Continued)
-----------------------------------

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

ASTI's Restated Certificate of Incorporation prohibits ASTI from taking or permitting any action that might impair Allergan's rights under the Purchase Option. Prior to the expiration of the Purchase Option, ASTI may not, without the consent of the holders of ASTI Class B Common Stock, merge or liquidate, or sell, lease, exchange, transfer or dispose of any substantial assets, or amend its Restated Certificate of Incorporation to alter the Purchase Option, ASTI's authorized capitalization, or the provisions of the Restated Certificate of Incorporation governing ASTI's Board of Directors. Because Allergan owns all of the outstanding Class B Common Stock, Allergan is able to influence significantly or control the outcome of any of the foregoing actions requiring approval by the Class B stockholders of ASTI. The ability of Allergan to significantly influence or control such matters, together with the provisions of ASTI's Restated Certificate of Incorporation eliminating the right of the ASTI stockholders to call special meetings of stockholders, could affect the liquidity of the ASTI Shares and have an adverse effect on the price of the ASTI Shares, and may have the effect of delaying or preventing a change in control of ASTI, including transactions in which stockholders might otherwise receive a premium for their shares over the current market price. Neither the terms of the ASTI/Allergan Agreements nor ASTI's Restated Certificate of Incorporation prohibit Allergan from transferring its ASTI Class B Common Stock. The special rights accorded to the holder or holders of the ASTI Class B Common Stock will expire upon expiration of the Purchase Option.

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

Allergan Specialty Therapeutics, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1998 (Continued)

RISKS AND UNCERTAINTIES (Continued)
-----------------------------------

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

Limitation on ASTI's Ability to License Products to Third Parties. ASTI has granted Allergan the License Option, which is exercisable on a product-by-product and country-by-country basis. During the term of the License Option for each ASTI Product, ASTI will not be able to license such ASTI Product to any party other than Allergan. Furthermore, ASTI may perform research with respect to product candidates which become ASTI Products only if recommended by Allergan and accepted by ASTI. In particular, it is expected that Allergan will perform Pre-Selection Work with respect to various product candidates. If such product candidates do not become ASTI Products, ASTI will have no rights with respect thereto except the right to receive limited royalties from Allergan on commercial sales of such products, if any.

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

No Dividends. ASTI's Restated Certificate of Incorporation prohibits the payment of dividends from Available Funds.

Allergan Specialty Therapeutics, Inc.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

       - Exhibits

         27.1    Financial Data Schedule.
         27.1.B  Financial Data Schedule 1st Quarter.

       - Reports on Form 8-K.  None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 Date:  August 10, 1998          ALLERGAN SPECIALTY THERAPEUTICS, INC.



                                 /s/ Dwight J. Yoder
                                 -------------------------------------
                                 Dwight J. Yoder
                                 Chief Financial Officer
                                 and Duly Authorized Officer

                                  EXHIBIT INDEX


     Exhibit Number      Description
     --------------      -----------

          27.1           Financial Data Schedule.

          27.1.B         Financial Data Schedule 1st Quarter.