Form 10-Q
period 1998-09-30
ALLERGAN SPECIALTY THERAPEUTICS INC
filed 1998-11-12
CIK 1049711

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



 (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   September 30, 1998
                                        .......................

                                       OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


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

As of November 6, 1998, there were 3,272,690 shares of callable Class A common stock outstanding, and 1,000 shares of Class B common stock outstanding.

                      ALLERGAN SPECIALTY THERAPEUTICS, INC.

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                                      INDEX


                                                                       Page
                                                                       ----
PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

             Condensed Statements of Operations -
             For the quarter ended September 30, 1998
             and for the period from commencement of
             operations (March 10, 1998) to September 30, 1998          3

             Condensed Balance Sheets at September 30, 1998
             and December 31, 1997                                      4

             Condensed Statement of Cash Flows -
             For the period from commencement of
             operations (March 10, 1998) to September 30, 1998          5

             Notes to Condensed Financial Statements                 6-11

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                  12-21

PART II - OTHER INFORMATION

    ITEM 6 -                                                           22

Signature                                                              23

Exhibits


PART I - FINANCIAL INFORMATION


                      Allergan Specialty Therapeutics, Inc.
                          (a development stage company)

                       Condensed Statements of Operations
                    For the quarter ended September 30, 1998
                    and for the period from commencement of
                operations (March 10, 1998) to September 30, 1998
                        (In thousands, except share data)


                                                                   Commencement of
                                             Quarter Ended          Operations to
                                          September 30, 1998     September 30,1998
                                          ------------------     -----------------
Revenues                                      $     3,004           $     6,512

Costs and expenses:
      Research and development                      8,626                24,754
      Technology fees                               1,375                 5,145
      General and administrative
        expenses                                      284                   414
                                              -----------           -----------
         Total costs and expenses             $    10,285           $    30,313
                                              -----------           -----------

Loss before income taxes                           (7,281)              (23,801)
Provision for taxes                                   938                 1,860
                                              -----------           -----------

Net loss                                      $    (8,219)          $   (25,661)
                                              ===========           ===========

Basic and diluted loss per share              $     (2.51)          $     (7.84)
                                              ===========           ===========

Basic and diluted shares outstanding            3,273,690             3,273,690


See accompanying notes to condensed financial statements.

                      Allergan Specialty Therapeutics, Inc.
                          (a development stage company)

                            Condensed Balance Sheets
                        (In thousands, except share data)

                                                     September 30,      December 31,
                                                         1998              1997
                                                     -------------      ------------
                                     ASSETS

Cash                                                   $      51           $  1
Investments                                              171,924             --
Prepaid technology fees                                    4,210             --
Other assets                                               1,320             --
                                                       ---------           ----

                                                       $ 177,505           $  1
                                                       =========           ====



                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities:
       Payable to Allergan, Inc.                       $   3,928           $ --
       Accounts payable and accrued liabilities              955             --
                                                       ---------           ----

              Total liabilities                            4,883             --



 Stockholders' equity:
       Callable Class A Common stock,
         $.01 par value; 6,000,000 shares
         authorized, 3,272,690 issued
         and outstanding                                      33             --
       Class B Common stock,
         $1.00 par value; 1,000 shares
         authorized, issued and outstanding                    1             --
       Additional paid-in capital                        196,753              1
       Accumulated other comprehensive income              1,496             --
       Deficit accumulated during
         development stage                               (25,661)            --
                                                       ---------           ----

              Total stockholders' equity                 172,622              1
                                                       ---------           ----

                                                       $ 177,505           $  1
                                                       =========           ====


See accompanying notes to condensed financial statements.

                      Allergan Specialty Therapeutics, Inc.
                          (a development stage company)

                        Condensed Statement of Cash Flows
                       For the period from commencement of
                operations (March 10, 1998) to September 30, 1998
                                 (In thousands)

OPERATING ACTIVITIES:
       Net loss                                             $ (25,661)
       Changes in operating assets and liabilities:
              Other assets                                     (1,320)
              Prepaid technology fees                          (4,210)
              Payable to Allergan, Inc.                         3,928
              Accounts payable and accrued liabilities            955
                                                            ---------

              Net cash used in operating activities           (26,308)

INVESTING ACTIVITIES:
       Purchases of available-for-sale securities            (182,542)
       Sales of available-for-sale securities                  12,114
                                                            ---------

              Net cash used in investing activities          (170,428)

FINANCING ACTIVITIES:
       Issuance of common stock                               200,000
       Offering costs                                          (3,214)
                                                            ---------

              Net cash provided by financing activities       196,786
                                                            ---------

Net increase in cash                                               50

Cash - beginning of period                                          1
                                                            ---------

Cash - end of period                                        $      51
                                                            =========


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

        The Company is subject to risks associated with development stage companies. All of the Company's efforts to date have been limited to obtaining capital and conducting research and development. The Company does not yet generate any revenues from product sales or royalties. Research and development is performed by Allergan and the costs incurred are reimbursed by ASTI.

        The accompanying financial statements at September 30, 1998 and for the quarter ended September 30, 1998 and for the period from commencement of operations to September 30, 1998 are unaudited, and in the opinion of management, includes all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles. The results of operations for the period ended September 30, 1998 and for the period from commencement of operations to September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

        Accounting for revenues and expenses

        ASTI's revenues consist of interest and investment income and Pre-Selection Product Payments (see Note 2). In later years ASTI may also derive revenues from the sale or license of its products, most likely through the sale of licensed products by Allergan. Royalty and other product revenue will be recorded as earned.

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

Allergan Specialty Therapeutics, Inc.

1.      Basis of Presentation and Significant Accounting Policies (continued)

        The Company invests its excess cash in money market funds, equity securities and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines with respect to diversification and maturities in order to maintain safety and liquidity. At September 30, 1998, all excess cash amounting to $171,924,000 was invested primarily in debt securities. ASTI classifies investments as available-for-sale securities with net unrealized gains or losses as a component of other comprehensive income. Amounts classified as investments are liquidated and used to pay operating expenses as needed.

        Per share information

        In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share,"
        (EPS). SFAS No. 128 requires calculations for "basic earnings per share" including only actual weighted shares outstanding and "diluted earnings per share" including the effect of any common equivalent shares or other items that are dilutive. The Company has no common equivalent shares or other items that are dilutive. The reconciliations of the numerators and denominators of the basic and diluted earnings per share computations for the quarter ended September 30, 1998 and for the period from commencement of operations (March 10, 1998) to September 30, 1998 are as follows:

                                       Income (loss)     Shares       Per-share
                                        (Numerator)   (Denominator)     Loss
                                       -------------  -------------   ---------
          Computation of basic
           and diluted EPS:
             Quarter ended
              September 30, 1998        (8,219,000)    3,273,690      $(2.51)

          Computation of basic and
           diluted EPS:
             Commencement of
              operations to
              September 30, 1998       (25,661,000)    3,273,690      $(7.84)


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

Allergan Specialty Therapeutics, Inc.

2.      Arrangements with Allergan, Inc. (continued)

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

        Pursuant to the R&D Agreement, ASTI reimbursed Allergan for research and development costs of $8,626,000 incurred during the quarter ended September 30, 1998, with respect to the initial ASTI Products and Pre-Selection Work, as defined. Research and development expenses were $24,754,000 during the period from commencement of operations through September 30, 1998 which includes reimbursement to Allergan for research and development services performed during the period from October 24, 1997 through March 9, 1998. From time to time thereafter, Allergan shall propose work plans, subject to ASTI board approval, for the continued development of each of the initial ASTI Products as well as other product candidates. ASTI is required to utilize the cash initially contributed to ASTI by Allergan plus interest and investment income thereon, less administrative expenses and technology fees to conduct activities under the R&D Agreement. The R&D Agreement specifies payment of Developed Technology Royalties and Pre-Selection Product Payments by Allergan to ASTI under certain conditions. Through September 30, 1998, no amounts have been earned by ASTI with respect to Developed Technology Royalties.

        In July 1998, Allergan entered into a multi-year research and development collaboration with Parke-Davis Pharmaceutical Research Division of Warner-Lambert Company to identify, develop and commercialize up to two RXR subtype selective retinoid compounds for the treatment of metabolic diseases, including adult onset diabetes, insulin resistant syndromes and dyslipidemias (Collaboration Agreement). The technologies involved in the collaboration were previously licensed by ASTI from Allergan pursuant to the Technology Agreement. In accordance with a letter agreement between Allergan and ASTI, ASTI is entitled to receive Pre-Selection Product Payments representing ten percent of the potential $104 million in technology access fees and development milestones to be received by Allergan pursuant to Allergan's agreement with Warner-Lambert. Through September 30, 1998, ASTI earned $500,000 of Pre-Selection Product Payments in accordance with the letter agreement. In addition, ASTI is entitled to royalties on net sales of developed products, depending on actual lead compound selection and sales results. ASTI intends to use the funds received for further research and development.

Allergan Specialty Therapeutics, Inc.

2.      Arrangements with Allergan, Inc. (continued)


        Subject to certain limitations, the Technology Agreement grants ASTI an exclusive license to research and develop all of Allergan's proprietary and contractual rights with respect to certain retinoid and neuroprotective technologies. As consideration for the exclusive license, ASTI will pay a technology fee of $10,000,000 in year one; $6,700,000 in year two; $3,300,000 in year three; and $2,000,000 in year four commencing October 24, 1997. The technology fee is charged to operations on a straight-line basis over the life of the Technology Agreement. The technology fee is payable monthly in arrears provided, however, that ASTI shall no longer be obligated to make such payments beginning with any month following the date on which the total number of ASTI Products either under development or licensed to Allergan pursuant to the License Agreement is less than two. Through September 30, 1998, ASTI paid $9,355,000 in technology fees, of which $4,210,000 is included in prepaid technology fees in the accompanying balance sheet.

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

        Upon exercise of the license option, Allergan will make Product Payments to ASTI as defined in the R&D Agreement. Through September 30, 1998, no license option has been exercised. The license option will expire to the extent not previously exercised, 30 days after the expiration of Allergan's option to purchase all of the outstanding ASTI Shares, described below.

        In accordance with ASTI's Restated Certificate of Incorporation, Allergan has the right to purchase all (but not less than all) of the ASTI Class A Common Stock (the "Purchase Option"). Allergan may exercise the Purchase Option by written notice to ASTI at any time during the period beginning immediately after the Distribution and ending on December 31, 2002; provided that such date will be extended for successive six month periods if, as of June 30, 2001, ASTI has not paid or accrued expenses for at least 95% of all Available Funds, as defined, pursuant to the R&D Agreement. In any event, the Purchase Option will expire 90 days after Allergan receives notice that the Available Funds (as defined in the R&D Agreement) held by ASTI is less than $15 million. Through September 30, 1998, Allergan has not exercised the Purchase Option.

        If the Purchase Option is exercised, the exercise price will be the greatest of:

             (a) (i) 25 times the aggregate of (1) all worldwide payments with respect to all Licensed Products, Developed Technology Products and Pre-Selection Products for the four calendar quarters immediately

Allergan Specialty Therapeutics, Inc.

2.      Arrangements with Allergan, Inc. (continued)

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

             (b) the fair market value of 500,000 shares of Allergan Common Stock determined as the average of the closing sales price of Allergan Common Stock on the New York Stock Exchange for the 20 trading days ending with the trading day that is two trading days prior to the date of determination;

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

3.      New Accounting Standards

        In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued. SFAS No. 130 established standards for reporting comprehensive income and its components. Other comprehensive income for the quarter ended September 30, 1998 is comprised of unrealized gain on investments of $1,641,000. Other comprehensive income for the

Allergan Specialty Therapeutics, Inc.

        period from commencement of operations through September 30, 1998 is comprised of unrealized gain on investments of $1,496,000. Total comprehensive loss for the quarter ended September 30, 1998 and for the period from commencement of operations to September 30, 1998 was $6,578,000 and $24,165,000, respectively.

4. During the quarter ended September 30, 1998, ASTI's Board of Directors approved a plan to fund Pre-Selection Work for androgen tears, which is being investigated for the treatment of dry eye, and certain research aimed at diseases of the retina.

                      ALLERGAN SPECIALTY THERAPEUTICS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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

RESULTS OF OPERATIONS
---------------------

Net interest and investment income earned on investment funds, were $2,504,000 for the quarter ended September 30, 1998 and $6,012,000 for the period from ASTI's commencement of operations, March 10, 1998, through September 30, 1998. Interest income was earned during the period from March 10, the date Allergan contributed $200 million to ASTI, and September 30, 1998. In the future, as ASTI's funds are used pursuant to the R&D Agreement and to pay the Technology Fee pursuant to the Technology Agreement, lower cash balances will be available for investment and therefore interest and investment income is expected to decrease.

In July 1998, Allergan entered into a multi-year research and development collaboration with Parke-Davis Pharmaceutical Research Division of Warner-Lambert Company to identify, develop and commercialize up to two RXR subtype selective retinoid compounds for the treatment of metabolic diseases, including adult onset diabetes, insulin resistant syndromes and dyslipidemias (Collaboration Agreement). The technologies involved in the collaboration were previously licensed by ASTI from Allergan pursuant to the Technology Agreement. As a result, ASTI is entitled to receive Pre-Selection Product Payments representing ten percent of the potential $104 million in technology access fees and development milestones to be received by Allergan pursuant to Allergan's agreement with Warner-Lambert. Through September 30, 1998, $500,000 of Pre-Selection Payments was earned by ASTI. In addition, ASTI is entitled to royalties on net sales of developed products, depending on actual lead compound selection and sales results. In accordance with a letter agreement with Allergan, ASTI is required to use all of the received funds other than royalty payments for further research and development.

Research and development expenses were $8,626,000 for the quarter ended September 30, 1998. Research and development expenses were $24,754,000 during the period from commencement of operations through September 30, 1998 which includes reimbursement for services performed during the period from October 24, 1997 through March 9, 1998. During the quarter, ASTI's Board of Directors approved work plans and cost estimates presented by Allergan in accordance with the R&D Agreement for the remainder of the 1998

Allergan Specialty Therapeutics, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1998 (Continued)

RESULTS OF OPERATIONS (Continued)
---------------------------------

calendar year. The approved work plans and cost estimates are similar to the estimates provided in ASTI's prospectus dated March 6, 1998. ASTI paid technology fees of $2,500,000 to Allergan during the quarter ended September 30, 1998. ASTI paid technology fees of $9,355,000 for the period from commencement of operations to September 30, 1998 which includes technology fees incurred during the period from October 24, 1997 through March 9, 1998.

General and administrative expenses for the quarter ended September 30, 1998 and for the period from commencement of operations through September 30, 1998 were not material. It is anticipated that such expenses will increase in future reporting periods, particularly with respect to expenses under the Services Agreement pursuant to which Allergan has agreed to provide ASTI with administrative services, including accounting and legal services, on a fully-burdened cost reimbursement basis.

In its early years, the results of operations of ASTI are expected to reflect primarily interest and investment income on the funds contributed by Allergan, and research and development expenses related to development of ASTI Products and the Technology Fee. ASTI's net loss for the quarter ended September 30, 1998 was $8,219,000 or $(2.51) per share. ASTI's net loss for the period from commencement of operations through September 30, 1998 was $25,661,000 or $(7.84) per share. ASTI is expected to continue to record significant net losses in future periods, as expenses under its agreements with Allergan are expected to continue to exceed investment income.

Provision for taxes was $938,000 for the quarter ended September 30, 1998. Provision for taxes for the period from commencement of operations to September 30, 1998 was $1,860,000. ASTI expects to have taxable income as a result of the requirement to capitalize technology fees and its likely election to capitalize research and development expenses for tax purposes.

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

At September 30, 1998, ASTI had cash on hand of approximately $51,000. The Company invests its excess cash in money market funds, equity securities and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines with respect to the diversification and maturities in order to maintain safety and liquidity.

Allergan Specialty Therapeutics, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1998 (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)
-------------------------------------------

At September 30, 1998, ASTI had $171,924,000 in investments. ASTI classifies all investments as available-for-sale securities with net unrealized holding gains or losses as a component of other comprehensive income. ASTI liquidates investments to pay for operating expenses as needed.

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

YEAR 2000 COMPLIANCE
--------------------

Most businesses, including the Company, are faced with a potentially serious threat to their operations, known as the "year 2000 issue" which has been widely publicized. The year 2000 issue is a general term used to describe the various problems arising from the inability of computers to properly identify the year associated with information. This problem could potentially cause system interruptions or failures or result in systems providing incorrect data. The effect of the year 2000 issue could impact the performance of operations within the Company as well as the Company's relationships with third parties, including vendors and customers who could also experience year 2000 compliance issues.

ASTI understands the importance of identifying and addressing Year 2000 compliance issues and places a high priority on the project. However, inasmuch as ASTI relies almost entirely upon Allergan's operating and accounting systems, ASTI relies upon Allergan's efforts to ensure that its systems will be Year 2000 compliant. Allergan has formed a Year 2000 task

Allergan Specialty Therapeutics, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1998 (Continued)

YEAR 2000 COMPLIANCE (Continued)
--------------------------------

force (the "Y2K Task Force") which will include an ASTI officer as a member. The Y2K Task Force is assessing internal operations and the operations of significant suppliers, vendors, and other providers of goods and services.

Although the certification process is not yet complete, it has begun and, based on the findings to date, Allergan has indicated that its Y2K Task Force currently believes Allergan's operating and accounting systems will be Year 2000 compliant without material impact on the financial position, results of operations or cash flows of either Allergan or ASTI. However, given that Allergan cannot control or thoroughly assess the compliance of its third party suppliers, vendors, providers of goods and services, or governmental agencies with which it interacts or upon which it relies, no assurance can be made that Allergan, and in turn, ASTI, will not be affected by the inability of some computer systems and programs to properly process the year 2000 and beyond.

ASTI has not incurred expenses to date to promote or ensure Year 2000 compliance. ASTI has not yet estimated its future costs to remedy any Year 2000 issues but does not anticipate that any future expenses would be material to ASTI's financial position, results of operations or cash flows.

In the event that Allergan's operating and accounting systems are not Year 2000 compliant or if any of Allergan's significant suppliers, vendors, other providers of goods or services, or governmental agencies with which it interacts or upon which it relies, are not Year 2000 compliant, ASTI's financial condition and/or results of operations could be materially adversely affected. ASTI has not yet prepared any contingency plans in the event of a problem relating to the Year 2000 issue. Once the Y2K Task Force completes its contingency plans, ASTI will determine whether additional contingencies are necessary.

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

Allergan Specialty Therapeutics, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1998 (Continued)

RISKS AND UNCERTAINTIES (Continued)
-----------------------------------

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

Allergan Specialty Therapeutics, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1998 (Continued)

RISKS AND UNCERTAINTIES (Continued)
-----------------------------------

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

Allergan Specialty Therapeutics, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1998 (Continued)

RISKS AND UNCERTAINTIES (Continued)
-----------------------------------

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

Allergan Specialty Therapeutics, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1998 (Continued)

RISKS AND UNCERTAINTIES (Continued)
-----------------------------------

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

Allergan Specialty Therapeutics, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1998 (Continued)

RISKS AND UNCERTAINTIES (Continued)
-----------------------------------

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

Allergan Specialty Therapeutics, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1998 (Continued)

RISKS AND UNCERTAINTIES (Continued)
-----------------------------------

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

Allergan Specialty Therapeutics, Inc.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        - Exhibits
          (numbered in accordance with Item 601 of Regulation S-K)

          10.1 Letter agreement by and between Allergan, Inc. and Allergan Specialty Therapeutics, Inc.

          27.1    Financial Data Schedule

        - Reports on Form 8-K.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 9, 1998                   ALLERGAN SPECIALTY THERAPEUTICS, INC.
        ----------------



                                          /s/ Dwight J. Yoder
                                          -------------------------------
                                              Dwight J. Yoder
                                              Chief Financial Officer
                                              and Duly Authorized Officer

                                 EXHIBIT INDEX


EXHIBITS          Numbered in accordance with Item 601 of Regulation S-K

10.1 Letter agreement by and between Allergan, Inc. and Allergan Specialty Therapeutics, Inc.

27.1              Financial Data Schedule