Form 10-K405
period 1998-12-31
ALLERGAN SPECIALTY THERAPEUTICS INC
filed 1999-03-19
CIK 1049711

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _____________ TO _______________

                          COMMISSION FILE NO. 0-23641

                     ALLERGAN SPECIALTY THERAPEUTICS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                          33-0-779207
         (STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

                2525 DUPONT DRIVE
                IRVINE, CALIFORNIA                                        92612
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 246-4500

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                              CLASS A COMMON STOCK
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 12, 1999 was $18,241,733.*

     The number of shares outstanding of the Registrant's Class A Common Stock was 3,272,690 as of March 12, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A in connection with the 1999 Annual Meeting of Stockholders to be held on April 23, 1999 (the "1999 Annual Meeting") is incorporated herein by reference into Part III of this Report.

                                TRADEMARK CLAIMS

     Zorac(R) and Tazorac(TM) (tazarotene) are trademarks of Allergan, Inc.

------------------------------
* Excludes the Common Stock held by executive officers, directors and stockholders whose beneficial ownership exceeds 10% of the Class A Common Stock outstanding at December 31, 1998. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

================================================================================

     This Annual Report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties. The actual future results for Allergan Specialty Therapeutics, Inc. ("ASTI" or the "Company") may differ materially from those discussed here. Additional information concerning factors that could cause or contribute to such differences can be found in this Annual Report on Form 10-K in Part II, Item 7 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Certain Risk Factors Related to the Company's Business" and elsewhere throughout this Annual Report.

                                     PART I
ITEM 1.  BUSINESS

BACKGROUND

     ASTI was formed by Allergan, Inc. ("Allergan") in November 1997 to research and develop pharmaceutical products based on retinoid and neuroprotective technologies, including the Allergan compound Memantine and other glutamate and ion channel blockers ("Retinoid and Neuroprotective Technologies"). In March 1998, Allergan distributed all of the ASTI Class A Common Stock to holders of Allergan's Common Stock, with such holders receiving one share of Class A Common Stock for each 20 shares of Allergan Common Stock held (the "Distribution"). Prior to the Distribution, Allergan contributed $200 million and licensed certain Allergan technology to ASTI, and ASTI issued to Allergan 1,000 shares of its Class B Common Stock. As the sole holder of ASTI's outstanding Class B Common Stock, Allergan has the option to repurchase all of the outstanding ASTI Class A Common Stock (the "ASTI Shares") under specified conditions. In addition, Allergan and ASTI entered into a Technology License Agreement, a Research and Development Agreement, a License Option Agreement, a Distribution Agreement and a Services Agreement (the "Allergan/ASTI Agreements"), each of which is described below. To date, ASTI has not performed, and does not intend to perform, any research, development or other activities on its own behalf, as it pays Allergan to perform all such activities pursuant to the terms of the Research and Development Agreement. The ASTI products currently being researched and developed under the Research and Development Agreement are (i) Tazarotene
(oral), (ii) Memantine (in the United States), (iii) AGN 4310, and (iv) a compound to be selected from the RAR alpha-selective agonist class of compounds (these products and any products that may hereafter be designated as ASTI products under the Allergan/ASTI Agreements shall be collectively referred to as "ASTI Products"). In addition to researching and developing the ASTI Products, ASTI is also funding Pre-Selection Work (i.e., research and pre-clinical development projects to determine suitability as an ASTI Product) on certain other technologies licensed to ASTI by Allergan prior to the Distribution, and, in July 1998, Allergan proposed and ASTI accepted two additional Pre-Selection Work projects: (i) Androgen Tears, and (ii) a retinal disease project. The Board of Directors of ASTI has the right, with the consent of Allergan, to expand the indications for the ASTI Products and to select additional products for research and development. However, ASTI has no rights with respect to any topical formulation of Tazarotene. Allergan is currently marketing a topical formulation of Tazarotene for the treatment of psoriasis and acne in the United States under the brand name "Tazorac" and outside of the United States under the brand name "Zorac."

     ASTI's belief in the potential efficacy of the ASTI Products is based upon preclinical studies performed by Allergan or other third parties. ASTI has received FDA approval to begin clinical trials on the following ASTI Products:
Memantine, AGN 4310, and Androgen Tears. Neither ASTI nor Allergan has received FDA approval for the marketing of any of the ASTI Products. Consequently, there can be no assurance that the ASTI Products, Pre-Selection Work projects or any other products selected for research and development will receive necessary FDA approvals, that either ASTI or Allergan will commence manufacturing or marketing of any of the ASTI Products or as to when manufacturing and marketing of the ASTI Products will commence.

     In order to conduct its business, ASTI depends substantially on Allergan and Allergan's licensors for rights to use certain Allergan technology, for research and development activities, for administrative services and, if Allergan exercises any license option pursuant to the License Option Agreement between ASTI and Allergan (a "License Option"), for the commercialization of ASTI Products. ASTI may, in the future, also perform directly, or engage other third parties to perform on its behalf, some of these activities. However, it is likely that Allergan will be responsible for executing substantially all of the operational activities necessary for ASTI's business through completion of the development stage of the ASTI Products, and that ASTI's funds will be used primarily to fund these activities under the Research and Development Agreement and the Services Agreement and to pay the technology license fee required by the Technology License Agreement (the "Technology Fee"). ASTI's Board of Directors is responsible for determining which products ASTI will pursue, and for approving the work plans and cost estimates therefor. ASTI's Chief Executive Officer is responsible for supervising and reviewing Allergan's ongoing activities on behalf of ASTI. See "Risk Factors -- Dependence on Allergan for Personnel and Facilities."

     Allergan has also granted certain technology licenses and agreed to make specified payments on sales of certain products in exchange for the payment by ASTI of the Technology Fee and the option to independently develop certain compounds funded by ASTI prior to the filing of an Investigational New Drug application ("IND") with respect thereto and to license any products and technology developed by ASTI. In the early years, ASTI's only revenues are expected to be from investment income and fees obtained pursuant to the Warner-Lambert collaboration agreement (discussed below). If Allergan were to exercise its License Option for any ASTI Product, or if an ASTI Product were commercialized by ASTI itself or by a third party on behalf of ASTI, ASTI would derive revenues from sales of the ASTI Product or from fees paid to ASTI by third parties for the rights to commercialize the ASTI Product.

ALLERGAN TECHNOLOGY OVERVIEW

     ASTI is entitled to use certain Allergan technology (the "Allergan Technology") in connection with research and development relating to the ASTI Products. Allergan Technology includes all technology owned, licensed to or controlled by Allergan relating to Retinoid and Neuroprotective Technologies, excluding topical formulations of Tazarotene and non-U.S. rights to Memantine. The Allergan Technology licensed to ASTI includes existing Allergan Technology and will also include new technology developed or licensed by Allergan. The following is a description of certain Allergan Technology that may be incorporated in ASTI Products.

     OVERVIEW OF RETINOID TECHNOLOGY

     Retinoids, which include naturally occurring hormones derived from Vitamin A and synthetic analogs, regulate a very broad range of important biological activities including cell proliferation and differentiation, programmed cell death, lipid metabolism and immune function. Retinoids have been shown to be of potential therapeutic benefit in a variety of diseases including psoriasis, acne, cancer, diabetes, emphysema and arthritis. Despite their major therapeutic applications, the use of retinoids in clinical medicine has been limited by unacceptable toxicities that are associated with most of the currently marketed retinoids. However, recent advances in the understanding of retinoid mechanism of action have provided rational approaches to the design and research and development of new retinoid drugs with superior therapeutic indices.

     Retinoids elicit their myriad biological effects by regulating gene transcription through multiple, specific nuclear receptors termed retinoid receptors. There are six known retinoid receptors belonging to two families, the Retinoid Acid Receptors ("RARs") and the Retinoid X Receptors ("RXRs"), each with three distinct subtypes (alpha, beta and gamma). These individual receptors appear to have distinct biological functions because of different tissue distribution patterns and target gene specificities.

     Non-selective retinoid compounds that indiscriminately activate all of the retinoid receptors cause many toxic side effects along with the therapeutic effect in a given disease. Receptor-selective retinoids, on the other hand, would be expected to be of therapeutic benefit in a narrower range of diseases but also to be associated with far fewer side-effects. Thus, a receptor-selective retinoid which will be targeted to specific diseases should have a much better therapeutic index than the current drugs.

     The fundamental technology underlying retinoids licensed to ASTI is also cross-licensed to Ligand Pharmaceuticals Incorporated ("Ligand"), and therefore competition from similar activities by Ligand or its collaborators in retinoids is likely. In addition, pursuant to the agreement between Allergan and Ligand, each party has been granted non-exclusive rights to use certain technology of Allergan Ligand Retinoid Therapeutics, Inc. ("ALRT") with respect to any unsynthesized ALRT compounds, provided that such license will become exclusive with respect to any compound with respect to which an IND is filed with and accepted by the FDA. Accordingly, no assurance can be given that Ligand will not be the first party to file an IND with respect to any ALRT retinoid compound under research by ASTI, thereby preventing ASTI and Allergan from undertaking any further research, development or commercialization with respect to such compound.

     OVERVIEW OF NEUROPROTECTIVE TECHNOLOGY AND GLAUCOMA

     Vision loss in glaucoma results from damage to retinal ganglion cells, the cells that connect the retina to the brain. Currently, the clinical management of glaucoma is limited to surgical or pharmaceutical reduction of intraocular pressure. In many patients, however, reduction of intraocular pressure does not prevent progression of visual loss associated with glaucoma. Furthermore, a significant fraction of the clinical glaucoma population has intraocular pressure within the normal range. For this reason, efforts to develop more effective glaucoma therapies are focused on the preservation of retinal ganglion cells and, thereby, the prevention of blindness. The prevention of blindness in glaucoma patients would represent a medical breakthrough. With an estimated 6 to 7 million glaucoma patients by the year 2000 worldwide, glaucoma represents a large market opportunity.

     Allergan has undertaken a rigorous study of the mechanisms which may be responsible for glaucomatous damage to retinal ganglion cells. Allergan is focused on two specific targets, the NMDA-type glutamate receptor and the voltage-gated sodium channel or combination ion channel blockers, which are physiologically well characterized and which, according to existing evidence, may contribute to glaucomatous damage of retinal ganglion cells. Allergan believes that these two mechanisms currently represent the best opportunities for protection of retinal ganglion cells and, accordingly, obtained worldwide exclusive rights to develop products containing Memantine for ophthalmic uses from Merz in February 1997. Memantine is currently in use in Germany for the treatment of other clinical indications and can be expected to reach biologically active levels in the retina following oral administration. New clinical methods that are more sensitive in detecting vision loss are important areas of current clinical investigation. Thus, Memantine may allow a rapid path into a clinical efficacy trial using current and novel approaches to document vision sparing in humans. In parallel, Allergan will be developing new neuroprotection compounds from Allergan research or in collaboration with Cambridge NeuroSciences, Inc. ("CNSI").

THE ASTI PRODUCTS AND PRE-SELECTION WORK

     ASTI Products are products recommended by Allergan, and accepted by ASTI, for research and development under the Research and Development Agreement. Four ASTI Products are currently under research and development by Allergan. ASTI is also funding Pre-Selection Work on certain other technologies licensed to ASTI by Allergan prior to the Distribution, and, in July 1998, Allergan proposed and ASTI accepted two additional Pre-Selection Work projects: (i) Androgen Tears, and (ii) a retinal disease project. Under the Research and Development Agreement, ASTI reimbursed Allergan for all research and development costs of the four ASTI Products from October 23, 1997, the date on which ALRT ceased funding their research and development, through March 10, 1998, the date of commencement of ASTI operations. This arrangement was intended to ensure that research and development of the ASTI Products continued uninterrupted through and beyond the Distribution. Commencing March 10, 1998, in order for ASTI to continue research and development of any ASTI Product or Pre-Selection Work project, Allergan must propose an additional work plan and cost estimate, which work plan and estimate are subject to the approval of ASTI's independent Board of Directors. To date, ASTI's Board has approved work plans and cost estimates for each of the initial and two additional projects through calendar year-end 1999. ASTI's Board considers and approves work plans and budgets on a yearly basis and monitors their progress on a quarterly basis. Under the Allergan/ASTI Agreements, ASTI owns the ASTI Products. The Pre-Selection Work project research and pre-clinical development work to determine the suitability of other lead compounds and product candidates for research and development also requires proposal and acceptance of a plan and cost estimate. See "Risk Factors -- No Assurance of Continued Research or Development of ASTI Products."

     RETINOID PRODUCTS

     Allergan has already identified many classes of retinoid compounds which are selective for receptor families (for example, RAR vs. RXR) as well as for individual receptor subtypes (for example, RAR alpha selective and RAR beta selective receptor subtypes). As a further advance, Allergan has identified new function-selective compounds such as RAR neutral antagonists and inverse agonists. Allergan has also been successful in combining the structural features separately required for receptor subtype and for function selectivity to produce subtype/function selective compounds such as RAR alpha specific antagonists. As these novel compounds become available, research is initiated in order to identify specific therapeutic applications for the different classes of selective compounds. Allergan evaluates these selective compounds in a variety of pre-clinical models for efficacy in dermatology, oncology and metabolic disease. The scope of the search for potential therapeutic applications is further expanded by collaborations with academic laboratories in which the compounds are evaluated in pre-clinical models in a variety of other areas including ophthalmology (proliferative vitreoretinopathy and age-related macular degeneration), human papilloma virus-related diseases (cervical displasia), emphysema and restenosis. Several lead compounds and therapeutic targets have already been identified and these are in various stages of development as detailed below. It is also expected that ongoing research will identify newer classes of retinoid compounds and exciting applications in human disease.

     Tazarotene (oral)

     Tazarotene is a potent RAR beta gamma selective agonist which was recently introduced into the market as a topical treatment for psoriasis and acne. Tazarotene is the first retinoid to be approved for the topical treatment of psoriasis, and Allergan is currently marketing topical Tazarotene for the treatment of psoriasis and acne in the United States under the brand name "Tazorac" and outside of the United States under the brand name "Zorac." Allergan Technology excludes, and ASTI will have no rights with respect to, any topical formulation of Tazarotene.

     Given the clear demonstration of the clinical efficacy of topical Tazarotene in plaque psoriasis, oral Tazarotene may also be effective in the treatment of psoriasis. It is also possible that oral Tazarotene may be an effective agent in severe psoriasis involving extended body areas. If this were the case and depending on its side-effect profile, it is possible that oral Tazarotene may effectively replace acitretin and etretinate as the preferred oral retinoid for psoriasis. Thus, if oral Tazarotene is an effective agent which provides prolonged remission, oral Tazarotene may expand the current limited market for oral retinoids in psoriasis.

     Topical Tazarotene is also effective in treatment of mild to moderate acne, presumably by a keratolytic mechanism similar to other topical retinoids. The systemic retinoid, Accutane, is a very effective agent in severe acne and it is believed to work by a sebosuppressive mechanism. Oral Tazarotene may also be sebosuppressive in humans, which will be evaluated in a phase II study. If effective, oral Tazarotene could be a competitor in the large market of oral retinoids for acne. In late 1998, ASTI commenced clinical trials in acne and psoriasis.

     Oral retinoids have been shown to be of benefit in a variety of human cancers including acute promyeloctyic leukemia and squamous cell carcinomas of the cervix and the head and neck. After phase I/IIA studies to determine a maximum tolerated dose, oral Tazarotene will be investigated in phase IIB studies in several tumors, both as monotherapy and in combination with other modalities.

     AGN 4310

     RAR antagonists/inverse agonists represent a completely novel class of retinoid compounds which have a unique biology distinct from that observed for retinoid agonists. ASTI filed an IND in late 1998 for AGN 4310, an optimized compound from the RAR antagonists/inverse agonists for two indications (topical antidote to systemic retinoid-induced mucocutaneous toxicity and topical treatment of psoriasis). Mucocutaneous toxicity is an almost universally observed and bothersome side-effect associated with the use of systemic retinoids such as Accutane. As a consequence, an effective agent for the treatment and prevention of this adverse effect is likely to be a well-accepted adjunct to systemic retinoid therapy. It is well-established that mucocutaneous toxicity induced by systemic retinoids results from activation of RARs, particularly RAR gamma. AGN 4310 is a very potent and effective antagonist of retinoid agonist activity at all three RARs. Also, topical AGN 4310 used at very low doses can effectively prevent or treat the skin irritation produced by systemic retinoids in clinically relevant animal models. Animal models have shown that this blockage of topical irritation can be achieved without compromising the systemic efficacy of retinoid agonist. Thus, AGN 4310 may be effective in human clinical studies as a topical antidote to systemic retinoid-induced mucocutaneous toxicity. It would be the first product introduced for this therapeutic application.

     In addition to its efficacy as an antagonist of retinoid agonist action, AGN 4310 may have pharmacological actions by itself by acting as an inverse agonist. Inverse agonists are compounds that can actually repress the basal gene transcriptional activity associated with unliganded nuclear receptors. Recent studies have shown that RAR inverse agonists such as AGN 4310 function by binding to RAR and increasing interaction between RARs and co-repressor proteins such as NCoR. However, the subsequent molecular events have not been identified and the pharmacology associated with these novel compounds remains largely unexplored. Studies conducted by Allergan scientists have indicated that RAR inverse agonists can suppress psoriasis-associated markers in human keratinocytes induced to differentiate along a psoriasiform pathway.

     Given the possibility that psoriasis is associated with defective keratinocyte function, these data suggest that an RAR inverse agonists such as AGN 4310 may be an effective agent for the topical treatment of psoriasis. Other studies have suggested that AGN 4310 will function in psoriasis by a mechanism quite distinct from that of a retinoid agonist such as Tazarotene. Since AGN 4310 is also expected to be less-irritating, it is possible that it could be an important product for the topical treatment of psoriasis. It is also possible that ongoing research will identify other therapeutic applications for RAR inverse agonists.

     Since endogenous retinoid signaling pathways are intimately involved in the control of several fundamental biological processes such as cell differentiation and proliferation, it is likely that there are pathological conditions which are dependent on endogenous retinoids for their maintenance. Such diseases are likely to be appropriate therapeutic targets for an RAR inverse agonists such as AGN 4310.

     RAR alpha Selective Retinoids

     Allergan has also identified several series of RAR alpha subtype-specific agonists, the first known examples of receptor subtype-specific retinoids. Studies in pre-clinical models suggest that RAR alpha-specific agonists may be of potential use in breast cancer and leukemia. RAR alpha-specific agonists also inhibit the proliferation of some estrogen receptor (ER)-negative breast cancer cell lines suggesting that they may be effective in treating ER-negative breast cancers as well. This is of particular therapeutic significance since the prognosis for ER-negative breast cancer patients is particularly poor. Studies conducted in various animal models of retinoid toxicity suggest that RAR alpha-specific retinoid agonists have significantly reduced mucocutaneous, bone and some other general toxicities associated with non-specific retinoids. However, RAR alpha-specific compounds still retain the hypertriglyceridmic toxicity associated with their non-selective counterparts. This type of data indicate that the RAR alpha-specifics may have a much improved therapeutic index in their target diseases relative to the non-selective retinoids currently in use. Our findings in the RAR alpha area appears to validate our fundamental hypothesis that receptor and function selectivity can lead to compounds of improved therapeutic ratios.

     Treatment of leukemias and breast cancer is the immediate therapeutic goal in the RAR alpha area and it is anticipated a development candidate will be selected and development activities will commence in 1999. However, it is likely that further research in the area and clinical studies with the development candidate will identify other therapeutic applications for RAR alpha agonists. In addition, the relative clean side-effect profile of RAR alpha-specific agonists may make them useful as potential chemopreventive agents.

     Other Retinoids

     Research programs are also underway to identify better retinoids for the oral treatment of acne and the oral and topical treatment of psoriasis. Allergan scientists have also shown that it is possible to make compounds that do not themselves activate gene transcription through RARs but can antagonize the gene transcriptional effects of other pathogenic nuclear transcription factors such as AP1. Such anti-AP1 function selective retinoids may be effective anti-inflammatory agents and the development of pure anti-AP1 compounds is also being pursued.

     RXR Agonists

     RXRs function in vivo as heterodimeric partners with other nuclear receptors including RARs. Recent research has suggested that RXRs heterodimerized with the Peroxisome-Proliferator Activated Receptor gamma ("PPAR") may be a molecular target in functions of potential benefit in metabolic disease. Thiazolidinediones ("TZDs") are a class of compounds of demonstrated clinical efficacy in the treatment of Type II or non-insulin dependent diabetes mellitus. It has recently been shown that TZDs function by binding to the PPAR half of RXR-PPAR heterodimers and activating these heterodimers. Allergan's research has shown that RXR ligands can also activate RXR-PPAR heterodimers and that they are effective in well-characterized animal models of Type II diabetes. Thus, RXR agonists effectively lower the hyperglycemia and hyperinsulinemia observed in rodent models of diabetes associated with disorders of leptin signaling. Moreover, the RXR agonists, like TZD's, appear to function in these models by restoring insulin sensitivity. Thus, RXR agonists may be a new class of anti-diabetic agents that function as insulin sensitizers. Also, the RXR agonists give additive or synergistic effects when used in combination with TZDs and insulin in these animal models. These data suggest that the maximum therapeutic benefits in diabetes might be derived by combination therapies may prevent progression to insulin dependence and may reduce insulin requirement in Type I diabetes. Allergan has entered into a multi-year research and development collaboration with the Parke-Davis Pharmaceutical Research Division of Warner-Lambert Company ("Parke-Davis") to identify, develop and commercialize up to two RXR subtype selective retinoid compounds for the treatment of metabolic diseases, including adult onset diabetes, insulin resistant syndromes and dyslipidemias and may develop other RXR agonists with a collaboration partner. See "-- The Warner-Lambert Collaboration Agreement."

     Memantine

     Memantine is a glutamate receptor blocker, which has been shown to protect nerve cells from injury and death in a number of in vitro and in vivo studies. This neuroprotective activity has been shown to be useful both for acute injury (ischemia, trauma) and for chronic, neurodegenerative processes (dementia) involving neurons in the central nervous system.

     Glaucoma is a blinding disease characterized by death of neurons (specifically, retinal ganglion cells) that connect the eye to the brain. This neuronal cell death is the ultimate cause of visual loss associated with the disease. Currently, therapy is directed toward lowering of intraocular pressure ("IOP"), one of the major risk factors for vision loss. Memantine, as a drug directed toward preserving nerves important for vision, would directly target the loss of visual function. As such, the drug represents a novel therapeutic approach which is applicable to various forms of glaucoma regardless of their etiology.

     The excitatory neurotransmitter glutamate is normally involved in interneuronal signal transmission, but in excess can be toxic to neurons. This concept of "excitotoxicity" is widely recognized and has served as a basis for the design of a number of novel therapeutic agents. Increased levels of glutamate have been found, in fact, in the vitreous (the material filling the interior of the eye) of glaucoma patients. This has led to the hypothesis that an excessive release of glutamate in the retina is associated with glaucoma, and may contribute significantly to retinal ganglion cell loss. Previous studies have demonstrated that glutamate toxicity is mediated by activation of a subset of glutamate receptors (NMDA) and the subsequent influx of calcium ions into the nerve cells. Memantine has been shown to bind to NMDA receptors and lead to blocking of receptor channel function. Recently, it has been determined that Memantine is able to block NMDA receptors in the presence of increasing levels of glutamate. By this mechanism, Memantine has been shown to protect against glutamate toxicity both in cell culture and in animal models, while having minimal effects on normal synaptic transmission. These studies support the use of Memantine in glaucoma patients, where inhibition of NMDA receptors would be expected to slow or prevent glutamate-induced excitotoxicity and the associated loss of visual function.

     Memantine has been marketed in Germany by Merz since 1983 and is registered in 14 other countries around the world. Its licensed uses are dementia/organic brain syndrome, Parkinson's disease and cerebral and spinal spasticity. Allergan completed an agreement with Merz in February 1997 to purchase the clinical, toxicological, pharmacokinetic and chemistry data supporting the safety and efficacy of this drug, together with the right to cross-reference Merz's U.S. IND, for Allergan's filing purposes. Allergan filed its own U.S. IND in September 1997. A Phase I/II safety study in glaucoma patients was begun in October 1997. A Phase III Study is planned to begin in 1999. Given the pioneering nature of this work, the exact duration of the trial cannot be determined at this time. Once sufficient data is obtained from the first trial, a decision will be made to initiate a second study to support registration. Many NMDA antagonists have been tested in human clinical trials and have been disappointing. Side effects are the principal reason for failure. The unique pharmacological profile and current use in humans suggests Memantine may be different from most NMDA antagonists; however, there can be no assurance of this fact.

     The use of Memantine in glaucoma is covered by a patent application filed by Children's Hospital, Boston, Massachusetts ("Children's Hospital") in December 1992. Allergan obtained exclusive rights to this technology through a license agreement with Children's Hospital in August 1995. Memantine is currently undergoing clinical trials in the U.S. for AIDS, dementia and neuropathic pain.

     Allergan, Allergan Pharmaceuticals (Ireland) Ltd., Inc., an affiliate of Allergan ("Allergan-Ireland"), and certain other Allergan affiliates have entered into a cross license agreement (the "Cross License Agreement") whereby rights to commercialize Memantine and any improvements to the Memantine technology in the United States have been exclusively licensed to Allergan, and rights to commercialize Memantine and any improvements to the Memantine technology in the rest of the world other than the United States have been exclusively licensed to Allergan-Ireland. Pursuant to the Technology License Agreement, Allergan has licensed to ASTI its rights under the Cross License Agreement and Memantine has been designated an ASTI Product.

    VOLTAGE-ACTIVATED SODIUM CHANNELS AND NMDA ANTAGONISTS AND OTHER ION CHANNEL BLOCKERS

     Another class of ion channels that Allergan has targeted for research are voltage-activated sodium channels. These channels are expressed on the axons of retinal ganglion cells. Allergan scientists speculate that this is an important site of injury in glaucoma. Drugs which can shut down the operation of sodium channels and/or NMDA channels may prevent or limit the extent of neurodegeneration in animals.

     Ion Channel Blockers

     Research by Allergan scientists has indicated that excessive activation of ion channels other than the NMDA-type in the ischemic retina and optic nerve may lead to cellular calcium overload and neurodegeneration.

     Allergan has entered into a collaborative relationship with CNSI to discover, develop and commercialize compounds for use in the field of ion channel blockers for the treatment of ophthalmic diseases and disorders. Compounds selected by Allergan from CNSI are at a much earlier phase of the drug discovery/development process than Memantine. CNSI compounds are currently undergoing ocular pharmacology testing. Included in the CNSI technology licensed to Allergan are patent rights covered by 19 granted U.S. patents and numerous U.S. and foreign corresponding pending patent applications.

     In addition, further research by Allergan scientists and universities regarding the molecular biology, structure and function of NMDA and sodium channels may lead to the identification of additional drug discovery targets. These advances may facilitate the development of novel, differentiated neuroprotective drugs.

     ANDROGEN TEARS

     Dry eye, or Keratoconjunctivitis Sicca (KCS), is a potentially debilitating disease, which affects more than 30 million people worldwide. This disease ranges in symptoms from a feeling of dryness and foreign body sensation, in its milder forms, to extreme chronic ocular surface pain and photophobia in its more severe forms. Patients with moderate to severe KCS quite often are unable to watch television, drive at night or maintain their chosen profession.

     Recently, Allergan's Ocular Disease Program led a group of academic collaborators in publishing a new hypothesis on the etiology and pathophysiology of KCS, which relates this disease to an immune-based inflammation of the lacrimal glands and ocular surface. Evidence suggests that a decrease in circulating androgen levels seen with age, as in the peri-menopausal woman, represent a loss of the hormonally imparted anti-inflammatory environment within the lacrimal glands. Chronic irritation of the ocular surface can then initiate the dry eye disease process through a neurogenic inflammation. This allows proliferation of immune/inflammatory cells within the ocular surface as well as initiation of apoptosis (programmed cell death) within the tear secreting acinar epithelial cells in the lacrimal glands. Topical androgens have been shown to suppress this abnormal cell death and allow for the elimination of extraneous inflammatory cells. Topical androgens may be able to re-establish the normal anti-inflammatory environment within the tissues of the ocular surface and lacrimal glands and allow for resolution of patient's symptoms.

     Allergan has licensed a patent in this area from Dr. David Sullivan of the Schepen's Eye Research Institute of Harvard University which was issued in 1997. A topical androgen is currently in early clinical trials and has been accepted as a Pre-Selection Work project by ASTI.

     RETINAL DISEASE PROJECT

     A major contributor to vision loss in patients with retinal diseases, such as age-related macular degeneration (ARMD) and diabetic retinopathy, is the unwanted growth of new blood vessels in the retina, or sub-retinal space. To date, no good therapy has been developed for ARMD and treatment of proliferative diabetic retinopathy relies on laser photocoagulation, which is associated with loss of peripheral retinal function. The overall goal of the retinal disease project, therefore, is to identify and develop pharmacological inhibitors of these neovascular responses.

     Current research supports the concept that neovascularization depends on the stimulation of existing vessels by factors released into the surrounding extracellular environment. Key among these are growth factors, including VEGF, bFGF and PDGF, which mediate their effects by activation of receptors on target cells. Characteristic of these receptors is the presence of intrinsic tyrosine kinase activity, which appears to be essential for these signaling pathways. A primary therapeutic strategy, therefore, is to develop small molecule inhibitors of receptor associated tyrosine kinase activity.

     This strategy is being implemented, in part, by a collaboration with SUGEN, Inc. ("SUGEN"). SUGEN has provided a PCR-based technology to identify key receptors in animal models and human disease tissues and primary screens to select and optimize lead compounds. Allergan has established models of ocular neovascularization, both in vitro and in vivo, to test for efficacy and safety of selected drugs. Allergan also has put in place a strong chemistry effort to synthesize compounds based both on SUGEN leads and on external sources. These efforts have led to the identification and validation of key pharmacological targets and the synthesis of compounds with improved potency and selectivity for these targets.

     Neovascularization is a complex process dependent on the interaction of numerous cellular responses. In addition to the development of receptor tyrosine kinase inhibitors, therefore, Allergan has established a parallel research effort focused on the role(s) of cell adhesion molecules. This preliminary phase of pre-clinical development is centered on the identification of cell adhesion targets in in vitro and in vivo models of ocular neovascularization, and their interaction with the extracellular matrix. Validation of targets will be based on pharmacological and molecular biology techniques.

     ASTI has accepted the retinal disease project as a Pre-Selection Work project.

     THE WARNER-LAMBERT COLLABORATION AGREEMENT

     In July 1998, Allergan entered into a multi-year research and development collaboration with the Parke-Davis Pharmaceutical Research Division of Warner-Lambert Company ("Warner-Lambert") to identify, develop and commercialize up to two RXR subtype selective retinoid compounds for the treatment of metabolic diseases, including adult-onset diabetes, insulin resistant syndromes and dyslipidemias (the "Collaboration Agreement"). The technologies involved in the collaboration were previously licensed by ASTI from Allergan, pursuant to the Technology License Agreement. Pursuant to a letter agreement between Allergan and ASTI dated October 23, 1998 (the "Collaboration Letter Agreement"), ASTI is entitled to receive Pre-Selection Product Payments representing a portion of up to $104 million in technology access fees and development milestones to be received by Allergan pursuant to the Collaboration Agreement. In addition, ASTI is entitled to royalties on net sales of developed products, depending on actual lead compound selection and sales results. In 1998, ASTI received $500,000 pursuant to the Collaboration Letter Agreement, representing ASTI's portion of certain milestone payments made by Warner-Lambert.

PRE-SELECTION WORK

     Much of the Allergan Technology consists of product candidates for which substantial additional research must be conducted before a conclusion can be reached as to whether it is worthwhile to attempt to develop the candidate as a therapeutic product. Such research would include such matters as determining the molecular make-up of the candidate, determining whether and how it can be manufactured and determining how strongly it binds to a desired receptor or otherwise exhibits in-vitro and in-vivo effects. ASTI will spend a portion of its funds conducting this type of broad research to identify viable product candidates. ASTI will pay for this research in the same manner as other research and development under the Research and Development Agreement. If a product which is subject to Pre-Selection Work is the subject of an IND and has not been proposed and accepted as an ASTI Product, Allergan will be free to exploit such product (a "Pre-Selection Product") in any way it deems beneficial, including through potential corporate partners and/or sublicensing to third parties, subject only to its obligations to make payments to ASTI. It is currently expected that approximately $7 million to $10 million will be spent on candidate identification, feasibility evaluation and research relating to Pre-Selection Product candidates each year by ASTI. See "Business of ASTI -- Potential Research and Development Expenditures."

POTENTIAL RESEARCH AND DEVELOPMENT EXPENDITURES

     Product development activity includes costs of pre-clinical studies; costs of Phase I, Phase II and Phase III human clinical trials; and costs of preparation and filing with the U.S. FDA (or similar governmental bodies in other countries) to register drugs for sale. It is anticipated that if ASTI were to fund the continued research and development of the current ASTI Products through FDA review for marketing clearance, the funding of these activities, together with the Pre-Selection Work expected to be undertaken by Allergan and funded by ASTI, would require substantially all of the "Available Funds" (the $200 million contributed to ASTI by Allergan in connection with the Distribution, plus any investment income earned thereon, less certain research and development costs, ASTI's administrative expenses and the Technology Fee). Any estimates regarding costs and the use of Available Funds will change as ASTI Products are researched and developed and as projects are added or removed as ASTI Products. Because of the long-range nature of any pharmaceutical product research and development plan, research and development of a particular product or products could accelerate, slow down or be discontinued, research and development with respect to additional ASTI Products could be commenced, technology or products could be purchased or licensed, and other unforeseen events could occur, all of which would significantly affect the timing and amount of expenditures. See "Risk Factors -- No Assurance of Continued Research or Development of ASTI Products."

RELATIONSHIP BETWEEN ASTI AND ALLERGAN

     Technology License Agreement. ASTI and Allergan have entered into a Technology License Agreement pursuant to which Allergan granted to ASTI an exclusive (subject to certain pre-existing rights), perpetual license to use Allergan Technology solely to conduct research and development with respect to ASTI Products and to conduct related activities, and to commercialize such products in the U.S. with respect to Memantine and worldwide with respect to other ASTI Products. Until a product candidate becomes an ASTI Product, Allergan will have full rights to exploit such product, subject only to its obligations to pay royalties on net sales of products (other than ASTI Products) covered by technology developed or otherwise obtained by ASTI pursuant to the Research and Development Agreement ("Developed Technology Products") and Pre-Selection Products.

     In exchange for the license to use the existing Allergan Technology relating to the ASTI Products and Allergan's commitment to make specified payments on sales of certain products, ASTI will pay the

Technology Fee to Allergan and has granted Allergan the License Option and the option to independently develop Pre-Selection Products. The Technology Fee is payable monthly over a period of four years and is $833,333 per month for the first 12 months following October 23, 1997, $558,333 per month for the following 12 months, $275,000 per month for the following 12 months and $166,667 per month for the following 12 months; provided that the Technology Fee will no longer be payable at such time as fewer than two of the ASTI Products are being developed by ASTI and/or have been licensed by Allergan pursuant to Allergan's exercise of the License Option.

     Either Allergan or ASTI may terminate the Technology License Agreement upon the occurrence of a material breach of the Technology License Agreement or the License Option Agreement by the other party which continues for 60 days after written notice. The Technology License Agreement will automatically terminate
(a) upon termination by ASTI of the Research and Development Agreement other than due to a breach thereof by Allergan or (b) upon termination by Allergan of the Research and Development Agreement due to a breach thereof by ASTI.

     Pursuant to the Technology License Agreement, Allergan has licensed to ASTI rights to research and develop Memantine for commercialization in the United States only. Commercialization rights to Memantine for the rest of the world other than the United States have been licensed to Allergan-Ireland. Allergan-Ireland and ASTI have entered into a cross-license agreement whereby each has exclusively licensed to the other rights to commercialize in each party's respective territory any improvements to the Memantine technology developed by the licensing party.

     Allergan Technology excludes, and ASTI will have no rights with respect to, any topical formulation of Tazarotene. Allergan is currently marketing a topical formulation of Tazarotene for the treatment of psoriasis and acne in the United States under the brand name "Tazorac" and outside of the United States under the brand name "Zorac."

     Research and Development Agreement. Under the Research and Development Agreement, Allergan has agreed to perform diligently all work necessary to conduct the activities agreed upon by Allergan and ASTI. Allergan is not required to devote any specific amount of time or resources to research and development activities under the Research and Development Agreement, and Allergan expects to devote a substantial amount of its time and resources to activities for its own account. Activities under the Research and Development Agreement are undertaken pursuant to work plans and cost estimates proposed by Allergan and accepted by ASTI. ASTI may approve all or any portion of a proposed work plan and cost estimate or may determine not to approve any proposed work plan and cost estimate. ASTI is not obligated to fund research and development of ASTI Products or Pre-Selection Work in excess of amounts reflected in approved work plans and cost estimates. Allergan is not required to undertake activities that would result in research and development costs exceeding those in approved work plans and cost estimates.

     Under the Research and Development Agreement, ASTI is expected to utilize substantially all of the Available Funds to reimburse Allergan for its fully-burdened cost of activities undertaken pursuant to such agreement and Pre-Selection Work (the "Research and Development Costs"). Research and Development Costs are determined on the same basis as charged by Allergan to its pharmaceutical company clients, and Allergan will recognize reimbursement of such amounts as research and development revenue. The corresponding research and development expenses of Allergan will offset this revenue. Under the Research and Development Agreement, ASTI also may use Available Funds for licensing technology, products or therapeutic agents from third parties and for the research and development of ASTI Products with third parties; provided, however, that Allergan's consent will be required if such activities involve Allergan Technology or could affect Allergan's rights under any of the Allergan/ASTI Agreements or Allergan's rights as a holder of the ASTI Class B Common Stock. Any agreements between ASTI and third parties relating to ASTI Products or Developed Technology must include appropriate provisions for the protection of Allergan Technology and Developed Technology and Allergan's rights under the Allergan/ASTI Agreements. Subject to the foregoing, the amount and nature of the work to be performed by third parties will be determined by ASTI.

     ASTI has agreed to use diligent efforts to research and develop ASTI Products in accordance with approved work plans and cost estimates under the Research and Development Agreement, most likely by paying Allergan or third parties to perform research and development services. ASTI is required to spend all Available Funds under the Research and Development Agreement. Prior to expenditure, ASTI will invest Available Funds in certain types of high quality marketable securities. ASTI may not encumber, pledge or otherwise take any action with respect to Available Funds that could prevent the full expenditure of such funds under the Research and Development Agreement.

     Unless ASTI agrees otherwise, all ASTI Products will be owned by ASTI or, in the case of a product licensed from a third party (or a product incorporating a therapeutic agent licensed from a third party), exclusively licensed to ASTI, in each case subject to the License Option. Any such exclusive license will be worldwide, will include the right to sublicense and will grant rights to ASTI that are substantially similar to those rights ASTI would have as the owner of such product. As between Allergan and ASTI, Allergan will own all Developed Technology, including patents, subject to ASTI's exclusive license to use Developed Technology to select and develop ASTI Products and to conduct related activities, and to commercialize ASTI Products. Allergan will determine whether and to what extent to seek patent protection for Developed Technology. If Allergan declines to seek patent protection for any technology, ASTI will not have the right to do so. The costs of obtaining and maintaining patents covering Developed Technology during the term of the Research and Development Agreement are to be included as Research and Development Costs under the Research and Development Agreement.

     Allergan will make payments with respect to Developed Technology Products ("Developed Technology Royalties") to ASTI, on a country-by-country basis, equal to the sum of (i) 1% of Net Sales of such Developed Technology Product, plus
(ii) 10% of any Sublicensing Revenues with respect to such Developed Technology Product. Subject to Allergan's payment buy-out option, Developed Technology Royalties will be payable with respect to a Developed Technology Product in any country until expiration of the last to expire of the relevant patent or patents.

     Allergan will make payments with respect to Pre-Selection Products ("Pre-Selection Product Payments") to ASTI equal to the sum of (i) 1% of Net Sales of such Pre-Selection Product, plus (ii) 10% of any Sublicensing Revenues with respect to such Pre-Selection Product. Subject to Allergan's payment buy-out option, Pre-Selection Product Payments will be payable with respect to a Pre-Selection Product until seven years after the first commercial sale of such Pre-Selection Product in the first Major Market Country in which such product is commercially sold.

     In the case where Allergan is required to make payments with respect to a product that is both a Pre-Selection Product (by virtue of ASTI having funded Pre-Selection Work therefor) and a Developed Technology Product (by virtue of the issuance of a patent covering such product which claims Developed Technology) in any country, the payment due for any period with respect to such product will be limited to the sum of (i) 1% of Net Sales, plus (ii) 10% of Sublicensing Revenues.

     In determining the Developed Technology Royalties and Pre-Selection Product Payments due to ASTI, Net Sales by Allergan will be reduced by the amount of any license payments or similar payments due to third parties from Allergan with respect to such Developed Technology Product or Pre-Selection Product. It is possible that, to develop certain products using Developed Technology or Pre-Selection Products, licenses or other arrangements with third parties may be necessary or appropriate. Such arrangements could require payments by Allergan that would reduce payments owed to ASTI.

     Allergan has the option to buy out the right of ASTI to receive Developed Technology Royalties and Pre-Selection Product Payments with respect to any Developed Technology Product or Pre-Selection Product, in each case, on either a country-by-country or worldwide basis.

     A country-by-country buy-out option may be exercised for any Developed Technology Product or Pre-Selection Product in any country at any time after the end of the twelfth calendar quarter during which the product was commercially sold in such country. The buy-out price will be 15 times the payments made by or due from Allergan to ASTI with respect to sales of such product in such country for the four calendar quarters immediately preceding the quarter in which the buy-out option is exercised. The global buy-out option may be exercised for any Developed Technology Product or Pre-Selection Product at any time after the end of the twelfth calendar quarter during which the product was commercially sold in either the United States or two other Major Market Countries. The global buy-out price will be (i) 20 times (a) the payments made by or due from Allergan to ASTI for the relevant product, plus (b) such payments as would have been made by or due from Allergan to ASTI if Allergan had not exercised any country-specific buy-out option with respect to such product, in each case, for the four calendar quarters immediately preceding the quarter in which the global buy-out option is exercised, less (ii) any amounts previously paid to exercise any country-specific buy-out option with respect to such product.

     The Research and Development Agreement will terminate upon the exercise or expiration of the Purchase Option; provided, however, that Allergan's obligation to pay Developed Technology Royalties and Pre-Selection Product Payments will continue if the Purchase Option expires unexercised. Either party may terminate the Research and Development Agreement if the other party (i) breaches a material obligation thereunder or under the Technology License Agreement, the License Option Agreement or any license thereunder (if such breach continues for 60 days after written notice by the terminating party), or (ii) enters into any proceeding, whether voluntary or involuntary, in bankruptcy, reorganization or similar arrangement for the benefit of creditors. In addition, ASTI's expenditures under the Research and Development Agreement relating to an ASTI Product in any country will terminate after exercise of the License Option for such ASTI Product in such country if the development of such ASTI Product is being continued by Allergan, alone or with a third party, and if Allergan elects not to include ASTI in the continuing development activities related to the ASTI Product. If Allergan does include ASTI in such development activities, ASTI may continue to fund all or a portion of Research and Development Costs, even after any arrangement with the third party has been executed, subject to ASTI's continued approval of the work plans and cost estimates for the ASTI Product.

     License Option Agreement. Pursuant to the License Option Agreement, ASTI has granted the License Option to Allergan pursuant to which Allergan may, on a product-by-product and country-by-country basis, obtain from ASTI a perpetual, exclusive license (with the right to sublicense) to research, develop, make, have made and use an ASTI Product and to sell and have sold such product (a "Licensed Product") in the country or countries as to which the License Option is exercised (the "Territory"). Allergan may exercise the License Option with respect to any ASTI Product on a country-by-country basis at any time until (i) with respect to the United States, 30 days after FDA clearance to market such ASTI Product in the United States and (ii) with respect to all other countries, 90 days after the earlier of (a) clearance by the appropriate regulatory agency to market such ASTI Product in such country, or (b) clearance by the FDA to market the ASTI Product in the United States. The License Option will expire, to the extent not previously exercised, 30 days after the expiration of the Purchase Option. Allergan must exercise the License Option for any country prior to the date of the first commercial sale of the ASTI Product in such country. Even if Allergan exercises its License Option with respect to an ASTI Product, ASTI may continue to fund the development of such product to the extent proposed by Allergan and accepted by ASTI's Board of Directors.

     If Allergan exercises the License Option for an ASTI Product, ASTI and Allergan will enter into a License Agreement with respect to such product (thereafter a "Licensed Product"), and Allergan will be required to use diligent efforts to complete the research and development of and to commercialize such Licensed Product in each Major Market Country covered by the License Agreement. Allergan will devote to its commercialization efforts the same resources as other pharmaceutical companies of similar size devote to products with similar market potential and similar relative importance in their product portfolios and may use reasonable discretion in allocation of its resources in performing such obligations.

     Allergan will make payments (the "Product Payments") to ASTI with respect to each Licensed Product as follows: (a) if the Licensed Product is sold by Allergan, royalties of up to a maximum of 6% of Net Sales of the Licensed Product determined as follows: (i) 1% of Net Sales of the Licensed Product, plus
(ii) an additional 0.1% of such Net Sales for each full $1 million of Research and Development Costs of the Licensed Product paid by ASTI; and (b) if the Licensed Product is sold by a third party, sublicensing fees of up to a maximum of 50% of Sublicensing Revenues with respect to such Licensed Product determined as follows:

(i) 10% of such Sublicensing Revenues, plus (ii) an additional 1% of Sublicensing Revenues for each full $1 million of Research and Development Costs of the Licensed Product paid by ASTI. For purposes of determining the payments due for any quarter, Research and Development Costs will be determined as of the last day of the immediately preceding calendar quarter. Because the marketing expenses associated with a newly introduced product during the first few years after launch are generally significantly higher than those for an established product, the Product Payments will not exceed 3% of Net Sales, on a quarterly basis, for the first twelve calendar quarters during which the Licensed Product is commercially sold in the first Major Market Country. As a result of this provision, if a Licensed Product were to be cleared for marketing in a country or countries that are not Major Market Countries prior to marketing clearance in the first Major Market Country and Product Payments in such countries would exceed 3% of Net Sales, the Product Payment rates in such countries will not exceed 3% for the first twelve calendar quarters during which the Licensed Product is commercially sold in the first Major Market Country.

     In determining the payments due to ASTI with respect to any Licensed Product, Net Sales by and Sublicensing Revenues of Allergan will be reduced by the amount of any license or similar payments made by or due from Allergan to third parties with respect to sales of such Licensed Product in the Territory. It is possible that, to develop the ASTI Products, licenses or other arrangements with third parties may be necessary or appropriate. Such arrangements could also require payments by Allergan that would reduce the Product Payments owed to ASTI.

     Subject to Allergan's buy-out option described below, Product Payments will commence on the date of the first commercial sale of such Licensed Product in any country for which the License Option has been exercised. Allergan will make such Product Payments, with respect to all countries for which the License Option has been exercised, until 10 years after the first commercial sale of the Licensed Product in the first Major Market Country in which such product is commercially sold.

     Allergan has the option to buy out ASTI's right to receive Product Payments for any Licensed Product on either a country-by-country or global basis. A country-specific buy-out option may be exercised for any Licensed Product at any time after the end of the twelfth calendar quarter during which the product was commercially sold in such country. The global buy-out option may be exercised for any Licensed Product, for all countries for which Allergan has exercised the License Option, at any time after the end of the twelfth calendar quarter during which the product was commercially sold in either the United States or two other Major Market Countries. The buy-out price in the case of a country-specific buy-out will be 15 times the Product Payments made by or due from Allergan to ASTI with respect to such Licensed Product in such country for the four calendar quarters immediately preceding the quarter in which the buy-out option is exercised. The buy-out price in the case of a global buy-out will be (i) 20 times (a) the Product Payments made by or due from Allergan to ASTI with respect to the Licensed Product, plus (b) such Product Payments as would have been made by or due from Allergan to ASTI if Allergan had not exercised any country-specific buy-out option with respect to such Licensed Product, in each case for the four calendar quarters immediately preceding the quarter in which the global buy-out option is exercised, less (ii) any amounts previously paid to exercise any country-specific buy-out option with respect to such Licensed Product. In either case, the buy-out price will be computed as if Product Payments were not limited to 3% of Net Sales during early marketing as described above. At the time Allergan exercises the global buyout option for any Licensed Product, the License Option for such product will expire for all countries for which it has not been exercised.

     If Allergan exercises the License Option for any ASTI Product, Allergan will continue to own and have the right to use any clinical supplies, materials and other assets purchased, manufactured or developed for use in the development of such ASTI Product under approved work plans and cost estimates (the "Development Assets"), without any additional payment to or reimbursement of ASTI. To the extent Allergan does not exercise the License Option for any ASTI Product prior to its expiration, or to the extent Allergan notifies ASTI that it will not exercise its License Option for any ASTI Product, Allergan must make Development Assets relating to such ASTI Product available to ASTI at no charge, unless such Development Assets are being used under the Research and Development Agreement.

     During the term of the License Agreement for a Licensed Product, Allergan will provide quarterly reports to ASTI detailing payments due for such period with respect to the Licensed Product. Such reports will be due 90 days after the end of each calendar quarter and will indicate the quantity and dollar amount of Net Sales of or Sublicensing Revenue relating to the Licensed Product, or other consideration in respect of Net Sales, during the quarter covered by such report. No more than once in each calendar year upon reasonable notice and during regular business hours, at ASTI's expense, Allergan is required to make available for inspection by an independent public accountant selected by ASTI such records of Allergan as may be necessary to verify the accuracy of reports and payments made under the License Agreement. Allergan must provide similar reports and records with respect to all Developed Technology Products and Pre-Selection Products.

     A License Agreement may be terminated by ASTI in the event that Allergan
(i) breaches any material obligation under the License Agreement (which breach continues for a period of 60 days after written notice by ASTI) or (ii) enters into any proceeding, voluntary or involuntary, in bankruptcy, reorganization or similar arrangement for the benefit of its creditors. Allergan may terminate a License Agreement as to any country upon 30 days' written notice to ASTI.

     To the extent Allergan does not exercise the License Option with respect to any ASTI Product, ASTI will retain exclusive rights to develop and commercialize such ASTI Product.

     Purchase Option. Under ASTI's Restated Certificate of Incorporation, Allergan has an exclusive, irrevocable option to purchase all, but not less than all, of the issued and outstanding ASTI Class A Common Stock (the "Purchase Option"). Allergan may exercise the Purchase Option by written notice to ASTI at any time during the period beginning immediately after the Distribution and ending on December 31, 2002; provided that such date will be extended for successive six month periods if, as of any June 30 or December 31 beginning with June 30, 2001, ASTI has not paid or accrued expenses for at least 95% of all Available Funds pursuant to the Research and Development Agreement. The Purchase Option will in any case terminate on the 90th day after the date (the "Statement Date") on which Allergan receives notice that the amount of cash and marketable securities held by ASTI is less than $15 million. If the Purchase Option is exercised, the exercise price (the "Purchase Option Exercise Price") will be the greatest of:

          (a) (i) 25 times the aggregate of (a) all worldwide payments made by and all worldwide payments due to be made by Allergan to ASTI with respect to all Licensed Products, Developed Technology Products and Pre-Selection Products for the four calendar quarters immediately preceding the quarter in which the Purchase Option is exercised (the "Base Period") and (b) all payments that would have been made and all payments due to be made by Allergan to ASTI during the Base Period if Allergan had not previously exercised its payment buy-out option with respect to any product; provided, however, that, for the purposes of the foregoing calculation, for any product which has not been commercially sold during each of the four calendar quarters in the Base Period, Allergan will be deemed to have made Product Payments, Developed Technology Royalties and Pre-Selection Product Payments to ASTI for each such quarter equal to the average of the payments made during each of such calendar quarters during which such product was commercially sold, less (ii) any amounts previously paid to exercise any payment buy-out option for any product;

          (b) the fair market value of 500,000 shares of Allergan Common Stock determined as of the date Allergan provides notice of its intention to exercise its Purchase Option;

          (c) $250 million less the aggregate amount of all Technology Fee payments and Research and Development Costs paid or incurred by ASTI as of the date the Purchase Option is exercised; or

          (d) $60 million.

     In each case, the amount payable as the Purchase Option Exercise Price will be reduced to the extent, if any, that ASTI's liabilities at the time of exercise (other than liabilities under the Research and Development Agreement, the Services Agreement and the Technology License Agreement) exceed ASTI's cash and cash equivalents and short-term and long-term investments (excluding the amount of Available Funds remaining at such time). For this purpose, liabilities will include, in addition to liabilities required to be reflected on ASTI's financial statements under generally accepted accounting principles, certain contingent liabilities relating to guarantees and similar arrangements.

     Allergan must pay the Purchase Option Exercise Price in cash. For the purpose of determining the Purchase Option Exercise Price, the fair market value of Allergan Common Stock shall be deemed to be the average of the closing sales price of Allergan Common Stock on the New York Stock Exchange for the 20 trading days ending with the trading day that is two trading days prior to the date of determination.

     The closing of the acquisition of the ASTI Class A Common Stock pursuant to exercise of the Purchase Option will take place on a date selected by Allergan, but no later than 60 days after the exercise of the Purchase Option unless, in the judgment of Allergan, a later date is required to satisfy any applicable legal requirements or to obtain required consents. Between the time of exercise of the Purchase Option and the time of closing of the acquisition of the ASTI Class A Common Stock, ASTI may not, without Allergan's consent, incur additional debt, dispose of assets, pay or declare any dividends or operate its business other than in the ordinary course.

     At Allergan's election, ASTI may redeem on such closing date the ASTI Class A Common Stock for an aggregate redemption price equal to the final Purchase Option Exercise Price. Any such redemption would be in lieu of Allergan paying the final Purchase Option Exercise price directly to holders of ASTI Class A Common Stock, and would be subject to Allergan providing the final Purchase Option Exercise Price to ASTI to allow ASTI to pay the redemption price.

     In the event that prior to Allergan's exercise of the Purchase Option, the number of outstanding shares of Allergan Common Stock is increased by virtue of a stock split or a dividend payable in Allergan Common Stock or the number of such shares is decreased by virtue of a combination or reclassification of such shares, then the number of shares of Allergan Common Stock used to compute the Purchase Option Exercise Price (if the Purchase Option Exercise Price is the fair market value of 500,000 shares of Allergan Common Stock) shall be increased or decreased, as the case may be, in proportion to such increase or decrease in the number of outstanding shares of Allergan Common Stock.

     Distribution Agreement. Under the Distribution Agreement, Allergan contributed $200 million in cash to ASTI prior to the Distribution, and distributed the ASTI Class A Common Stock to holders of Allergan Common Stock. Under the Distribution Agreement, Allergan has agreed to indemnify ASTI's officers and directors to the same extent such persons are entitled to indemnification under ASTI's Restated Certificate of Incorporation if Allergan exercises the Purchase Option.

     Services Agreement. ASTI and Allergan have entered into a Services Agreement pursuant to which Allergan has agreed to provide ASTI with administrative services, including accounting and legal services, and other services as mutually agreed on a fully-burdened cost reimbursement basis.

     The initial term of the Services Agreement expired on December 31, 1998, but such agreement was renewed and will continue to be renewed automatically for successive one-year terms during the term of the Research and Development Agreement, until six months after the expiration of the Purchase Option. ASTI may terminate the Services Agreement at any time upon 60 days' written notice.

GOVERNMENTAL REGULATION

     All ASTI Products, Developed Technology Products and Pre-Selection Products will require clearance by the FDA and comparable agencies in other countries before they can be marketed. During the research and development stage and as required, INDs for all new products will be filed with the FDA prior to the commencement of initial (Phase I) clinical testing in human subjects in the United States. In some instances this process could result in substantial delay and expense.

     After Phase I/II testing, which is intended to demonstrate the safety and functional characteristics of a product, extensive efficacy and safety studies in patients must be conducted. After completion of Phase III clinical testing, an NDA is submitted, and its clearance involves an extensive review process. There can be no marketing in the United States of any product for which an NDA has been submitted until that NDA has been accepted for filing and cleared by the FDA. It is impossible to determine the amount of time that will be required to obtain clearance from the FDA to market any product or the cost of obtaining such clearance.

     Whether or not FDA clearance has been obtained, marketing clearance of a product by the relevant regulatory authorities must be obtained in each foreign country before the product may be marketed in that country. The clearance procedures vary from country to country, and the time required may be longer or shorter than that required for FDA clearance. In many foreign countries, pricing and reimbursement approvals are also required. Although there are certain procedures for unified filing in the European Community, in general each country has its own procedures and requirements.

     All facilities and manufacturing techniques used for the manufacture of products for clinical use or for sale must conform with "current Good Manufacturing Practices," the FDA regulations governing the production of pharmaceutical products. These regulations govern a range of activities including manufacturing, packaging, quality assurance and recordkeeping. Other FDA regulations govern labeling and advertising materials. From time to time, the FDA and other federal, state and local government agencies may adopt regulations that affect the manufacturing and marketing of pharmaceutical products. Environmental regulations will also affect the manufacture of such products. Pharmaceutical products and their manufacture often use chemicals and materials that may be classified as hazardous or toxic and/or require special handling and disposal. Allergan undertakes to minimize releases into the environment, and exposure of its employees and the public, to such materials. The cost of these activities continues to increase. Some of the therapeutic agents used in ASTI Products, Developed Technology Products and Pre-Selection Products may also be regulated by the United States Drug Enforcement Administration.

PATENTS

     ASTI believes that Allergan's current patents, and patents that may be obtained in the future, are important to ASTI's operations.

     Patent protection generally has been important in the pharmaceutical industry, and the commercial success of ASTI Products, Pre-Selection Products and Developed Technology Products may depend, in part, upon Allergan's ability to obtain patent protection. Although Allergan's existing patents, pending patents, and any patents obtained in the future may be of importance to ASTI, there can be no assurance that any additional patents will be issued or that any patents now or hereafter issued will be of commercial benefit.

     Although a patent has a statutory presumption of validity in the United States, the issuance of a patent is not conclusive as to such validity or as to the enforceable scope of the claims therein, and the validity and enforceability of a patent after its issuance by the United States Patent Office can be challenged in litigation. If the outcome of such litigation is adverse to the owner of the patent, third parties may then be able to use the invention pertaining to the patent, in some cases without payment. There can be no assurance that patents covering ASTI Products, Developed Technology Products or Pre-Selection Products, if and when issued, will not be infringed or successfully avoided through design innovation.

     It is also possible that third parties will obtain patents or other proprietary rights that might be necessary or useful to Allergan or ASTI. In cases where third parties are the first to invent a particular product or technology, it is possible that those parties will obtain patents that will be sufficiently broad so as to prevent Allergan or ASTI from using certain Developed Technology or other Allergan Technology or from marketing certain products. If licenses from third parties are necessary and cannot be obtained, commercialization of such products could be delayed or prevented. Third parties may claim that ASTI Products infringe their patents; in such event Allergan or ASTI would need to defend against such claims. Defense of such claims could be costly and time consuming. If licenses to the third party's patents are available, the payments required by the third parties could be significant.

     In addition, ASTI may use substantial unpatented technology. There can be no assurance that others will not develop similar technology. Allergan licenses certain intellectual property from third parties which it will sublicense to ASTI pursuant to the Technology License Agreement. Specifically, Allergan has licensed certain rights to its retinoid technology from ALRT and certain rights to the technology underlying

Memantine from Children's Medical Center Corporation and Merz. In addition, Allergan has licensed certain ion channel blocker technology from CNSI. Under the terms of certain of its license agreements, Allergan may be obligated to exercise diligence and make certain royalty and milestone payments as well as incur costs related to filing and prosecuting the underlying patents. Each agreement is terminable by either party upon notice if the other party defaults in its obligations. Should Allergan default under any of its agreements, Allergan and therefore ASTI may lose its right to market and sell products based upon such licensed technology. In addition, there can be no assurance that Allergan's licensors will meet their obligations to Allergan pursuant to such licenses. In such event, ASTI's results of operations and business prospects would be materially and adversely affected. See "Risk Factors -- Reliance on Proprietary Technologies; Unpredictability of Patent Protection."

FACILITIES AND PERSONNEL

     ASTI is not expected to hire a significant number of employees or to acquire significant property or assets prior to completion of the development stage of the ASTI Products. However, pursuant to the Research and Development Agreement, Allergan has been engaged by ASTI to research and develop human pharmaceutical products under work plans and cost estimates recommended by Allergan and accepted by ASTI. Decisions as to whether and/or when to hire employees, purchase property or assets, perform administrative functions, engage Allergan to perform administrative services under the Services Agreement, engage others to do so or engage third parties other than or in addition to Allergan to perform research and development activities will be made by ASTI.

COMPETITION

     Any ASTI Product successfully developed under the Research and Development Agreement will face competition from other therapies for the same indications. Competitors potentially include any of the world's pharmaceutical and biotechnology companies. Allergan is also free to develop competitive products for its own account. The fundamental technology underlying retinoids licensed to ASTI is also cross-licensed to Ligand and therefore competition from similar activities by Ligand in retinoids is likely. In addition, pursuant to the agreement between Allergan and Ligand, each party has been granted non-exclusive rights to use the ALRT technology with respect to any unsynthesized compounds, provided that such license will become exclusive with respect to any compound with respect to which an IND is filed with and accepted by the FDA. Accordingly, no assurance can be given that Ligand will not be the first party to file an IND with respect to any retinoid compound under research by ASTI, thereby preventing ASTI and Allergan from undertaking any further research, development or commercialization with respect to such compound. See "Risk Factors -- Competition."

EMPLOYEES

     At December 31, 1998, ASTI had no full-time employees, and all of the Company's executive officers are affiliated with Allergan, Inc. ("Allergan"), the holder of all of the Company's outstanding Class B Common Stock.

                               EXECUTIVE OFFICERS

     The executive officers of ASTI and their ages as of March 1, 1999 are as follows:

          NAME            AGE                   POSITION
          ----            ---                   --------
William C. Shepherd.....  60    Chairman of the Board, President and
                                Chief Executive Officer
Douglas S. Ingram.......  36    General Counsel and Secretary
Dwight J. Yoder.........  53    Chief Financial Officer

     Officers are appointed by and hold office at the pleasure of the Board of Directors.

     Mr. Shepherd has been President and Chief Executive Officer and a Director of the Company since March 1998. He also served as Chairman of the Board of Allergan from January 1996, and as Allergan's President and Chief Executive Officer from 1992, until his retirement effective January 1, 1998. Since his retirement, Mr. Shepherd has served as a consultant to Allergan. Mr. Shepherd first joined Allergan in 1966 and from 1984 to 1991, was its President and Chief Operating Officer. He is a director of Furon Company, a leading designer, developer and manufacturer of highly engineered products made primarily from specially formulated high performance polymer materials, and serves on the Board of Directors of the Orange County Performing Arts Center and the National Children's Eye Care Foundation. Mr. Shepherd is also a member of the governing Board of Pharmaceutical Partners for Better Health Care.

     Mr. Ingram has been the Secretary and General Counsel of the Company since October 1998. He also has been the Associate General Counsel of Allergan, Inc. ("Allergan") since August 1998, and its Assistant Secretary since November 1998. Prior to that, Mr. Ingram was Allergan's Assistant General Counsel from January 1998 and Senior Attorney and Chief Litigation Counsel of Allergan from March 1996, when he first joined Allergan. Prior to joining Allergan, Mr. Ingram was, from August 1988 to March 1996, an attorney with the Orange County office of the law firm of Gibson, Dunn & Crutcher.

     Mr. Yoder has been the Chief Financial Officer of the Company since its formation in November 1997 and had been the Chief Financial Officer of Allergan Ligand Retinoid Therapeutics, Inc. from July 1995 until November 1997. Mr. Yoder has also been Senior Vice President and Controller of Allergan since July 1996 and was its Vice President and Controller from 1990, when he first joined Allergan.

ITEM 2.  PROPERTIES

     ASTI's offices are located at Allergan's principal offices at 2525 Dupont Drive, Irvine, California 92612. ASTI does not own or lease any properties.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, ASTI may be involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this Annual Report on Form 10-K, the Company is not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The shares of Class A Common Stock are subject to the Purchase Option. See "Relationship Between ASTI and Allergan -- Purchase Option" under Part I above.

     The Class A Common Stock of ASTI is traded on the Nasdaq National Market under the symbol "ASTI." The following table sets forth, for the period from March 10, 1998, the date on which the Company's Class A Common Stock was first traded on the Nasdaq National Market, through December 31, 1998, the high and low sales prices for the Class A Common Stock, as reported on the Nasdaq National Market. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                            1998                              HIGH     LOW
                            ----                              ----     ---
Fourth Quarter..............................................  $ 9 7/8  $ 8 1/4
Third Quarter...............................................   10 5/8    9
Second Quarter..............................................   12 1/2   10
First Quarter (from March 10, 1998).........................   13        9

     The last sales price for the Company's Class A Common Stock, as reported by the Nasdaq National Market on March 12, 1999, was $9 3/4.

     At March 12, 1999, there were approximately 6,800 holders of record of the Class A Common Stock. This number does not reflect persons or entities who hold their Class A Common Stock in nominee or "street name" through various brokerage firms.

     The Company has not declared or paid any cash dividends on its Class A Common Stock to date. ASTI is prohibited from using Available Funds to pay dividends on the Class A Common Stock and, accordingly, does not expect to pay any dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Financial Statements of the Company and related notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                                 CUMULATIVE PERIOD
                                         PERIOD FROM                                    FROM
                                      NOVEMBER 12, 1997                          NOVEMBER 12, 1997
                                     (DATE OF INCEPTION)       YEAR ENDED       (DATE OF INCEPTION)
  IN THOUSANDS, EXCEPT SHARE DATA    TO DECEMBER 31, 1997   DECEMBER 31, 1998   TO DECEMBER 31, 1998
  -------------------------------    --------------------   -----------------   --------------------
RESULTS OF OPERATIONS:
Revenues...........................          $ --              $    9,043            $    9,043
Costs and expenses
  Research and development.........            --                  35,886                35,886
  Technology fees..................            --                   6,520                 6,520
  General and administrative
     expenses......................            --                     933                   933
                                             ----              ----------            ----------
          Total cost and
            expenses...............            --                  43,339                43,339
                                             ----              ----------            ----------
Net loss...........................          $ --              $  (36,808)           $  (36,808)
                                             ====              ==========            ==========
Basic and diluted loss per share...          $ --              $   (11.24)           $   (11.24)
                                             ====              ==========            ==========
Basic and diluted shares
  outstanding......................           100               3,273,690             3,273,690

               IN THOUSANDS                  DECEMBER 31, 1997    DECEMBER 31, 1998
               ------------                  -----------------    -----------------
BALANCE SHEET DATA:
Cash.......................................        $  1               $     --
Investments................................          --                158,667
Total assets...............................           1                165,137
Payable to Allergan, Inc...................          --                  4,509
Total liabilities..........................          --                  4,804
Total stockholders' equity.................           1                160,333

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     ASTI was formed in November 1997. Allergan contributed a total of $200 million in cash to ASTI in March 1998. Through December 31, 1998, ASTI's funds were used primarily to fund activities conducted under the Research and Development Agreement with Allergan and to reimburse Allergan for the Research and Development Costs relating to the ASTI Products and Pre-Selection Work. Remaining funds will be used primarily to continue the funding of activities under the Research and Development Agreement with Allergan. At the time of its formation, ASTI was projected to spend its funds over a five-year period. As spending on research and development is subject to a number of factors influencing the rate of spending, the actual time required to expend all funds could vary significantly from the original plan. See also "No Assurance of Continued Research or Development of ASTI Products" at page 23 for further discussion of factors impacting the rate of ASTI spending on research and development.

     ASTI is not expected to require facilities or capital equipment of its own during the term of the Research and Development Agreement. Pending the use of ASTI's cash resources for the research and development activities described in this Annual Report on Form 10-K, ASTI has invested such resources in investment grade securities including money market funds, equity securities and debt instruments of financial institutions and corporations with strong credit ratings.

     There can be no assurance, particularly given the existence of the Allergan/ASTI Agreements, that ASTI will be able to raise any additional capital. Such additional capital, if raised, would most likely reduce the per share proceeds available to holders of ASTI Shares if the Purchase Option were to be exercised. See "Relationship Between ASTI and Allergan -- Purchase Option."

OPERATIONS

     From ASTI's formation and continuing through completion of the development stage of the ASTI Products or until Allergan exercises its Purchase Option, ASTI's operations will be conducted largely pursuant to the Allergan/ASTI Agreements. See "Relationship Between ASTI and Allergan."

     ASTI's revenues consist primarily of interest and investment income (which has been included in Available Funds). In later years, ASTI may receive revenues through the commercialization of ASTI Products either from Allergan in the form of Product Payments if Allergan were to exercise its License Option for any ASTI Product, or otherwise if Allergan's License Option for any ASTI Product were to expire unexercised and ASTI were to commercialize the product alone or with a third party. ASTI also may receive revenues in the form of Developed Technology Royalties or Pre-Selection Product Payments and has received, to date, $500,000 in Pre-Selection Product payments in connection with a collaboration agreement between Allergan and Warner-Lambert (see note 4 to Financial Statements). However, ASTI is not expected to earn substantial revenues, other than interest and investment income, unless or until ASTI Products or, to a lesser extent, Pre-Selection Products or Developed Technology Products are successfully commercialized. As a result of the foregoing factors, it is anticipated that ASTI will incur substantial losses which will likely be recurring.

     ASTI's expenses largely have been and will in the future be incurred under the Allergan/ASTI Agreements. ASTI will have research and development expenses as a result of (i) the payment of Research and Development Costs under the Research and Development Agreement, most likely through reimbursements to Allergan, and (ii) payment of the Technology Fee to Allergan under the Technology License Agreement. The Technology License Agreement provides that the Technology Fee will be payable monthly by ASTI over a period of four years and will be $833,333 for each of the 12 months following October 23, 1997, $558,333 per month for the following 12 months, $275,000 per month for the following 12 months and $166,667 per month for the following 12 months; provided that the Technology Fee will no longer be payable at such time as fewer than two ASTI Products are being researched or developed by ASTI and/or have been licensed by Allergan. The Technology Fee is for ASTI's use of Allergan Technology existing as of the date of the Technology License Agreement or during the term of the Research and Development Agreement. The Technology Fee payment amounts are based upon the expected value of the originally transferred technology. The value of the technology transferred is expected to decrease as ASTI further develops the technology on its own. The Technology Fee will be expensed by ASTI on a straight-line basis over 48 months.

     Pursuant to the Research and Development Agreement, Allergan charges ASTI for both "direct" and "indirect" Research and Development Costs based on Allergan's internal R&D Project Accounting System, as well as an amount equal to 10% of such direct and indirect costs representing an allocation of Allergan corporate overhead.

     Direct costs include third party contract costs, such as those expenses paid to outside vendors which can be directly identified to a specific research and development program or project.

     Indirect costs include the fully absorbed cost of labor which can be specifically identified with or physically traced to a project using the internal Allergan Project Accounting System. The fully absorbed cost of labor included with indirect costs consists of actual labor hours charged to ASTI projects plus research and development overhead costs of approximately 200% to 250% of such actual labor hours charged. The research and development overhead allocations are based upon Allergan's historical overhead experience arising from its research and development activities and include only overhead costs incurred by Allergan's Research and Development department.

     In addition, in order to fully and fairly allocate an appropriate portion of Allergan's general corporate overhead to projects undertaken by Allergan on behalf of ASTI, an amount equal to 10% of the fully absorbed cost of labor for each ASTI project is added to the amount charged by Allergan to ASTI. Such costs are separate and distinct from the direct and indirect costs charged to research and development identified in the Research and Development Agreement. Such costs are charged to ASTI by Allergan for the purpose of recovery of such costs applicable to ASTI projects.

     Items included in general corporate overhead include human resources, accounting, treasury, payroll, accounts payable, legal, accounts receivable, procurement, tax and common area maintenance costs. None of these services is performed within Allergan's Research and Development department. As a result, such costs are in addition to the costs incurred within research and development as described in the Research and Development Agreement. A portion of the costs of these services calculated to be attributable to Allergan's Research and Development department comprises the 10% allocation of Allergan corporate overhead. The 10% proportionate share is based on the number of Research and Development department personnel relative to total personnel at Allergan's corporate headquarters.

             CERTAIN RISK FACTORS RELATED TO THE COMPANY'S BUSINESS

     The Company believes that certain statements made by the Company in this report and in other reports and statements released by the Company constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as comments which express the Company's opinions about trends and factors which may impact future operating results. Disclosures which use words such as the Company "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its businesses including, without limitation, the factors discussed below.

     In addition to those risks identified elsewhere in this Annual Report on Form 10-K, the Company's business and results of operations are subject to other risks, including the following risk factors:

     NEW COMPANY. ASTI is a newly formed company and is subject to the risks inherent in the establishment of a new business enterprise in the biotechnology industry. ASTI will incur substantial losses for several years due to the long-term nature of the research and development of pharmaceutical products through clinical testing and the regulatory process, which losses may never be recovered.

     NO ASSURANCE OF CONTINUED RESEARCH OR DEVELOPMENT OF ASTI PRODUCTS. There can be no assurance that the ASTI Board of Directors will continue the funding of the research and development of all of the current ASTI Products or Pre-Selection Work, or that any ASTI Products can be successfully researched, developed and/or commercialized within the anticipated cost estimates or time frames, if at all. Certain of the ASTI Products are at critical stages of research and development, and technical and clinical outcomes are impossible to predict. Because of the long-range nature of any pharmaceutical product research and development plan, research and development of a particular product or project could accelerate, slow down or be discontinued, and other unforeseen events could occur, all of which would significantly affect the timing and amount of ASTI's expenditures on a particular product, or in total. As a result, estimates of costs and timing of research and development programs and for the use of Available Funds may not be accurate. There can be no assurance that Allergan will recommend, or that ASTI will approve, additional products for research and development as ASTI Products beyond the initial ASTI Products.

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

     NO ASSURANCE OF SUFFICIENCY OF FUNDS OR AVAILABILITY OF ADDITIONAL FUNDS.Allergan has contributed $200 million in cash to ASTI. Allergan has no obligation to contribute additional funds to ASTI, and, to the best of ASTI's knowledge, has no present intention to do so. It is anticipated that if ASTI were to fund the continued research and development of the ASTI Products through FDA review for marketing clearance, the funding of these activities, together with any Pre-Selection Work undertaken by Allergan and/or ASTI and funded by ASTI, would require substantially all of the Available Funds. There can be no assurance that ASTI will have sufficient funds to complete the research and development of any or all of the ASTI Products.

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

     RELIANCE ON PROPRIETARY TECHNOLOGIES; UNPREDICTABILITY OF PATENT PROTECTION. Patent protection generally has been important in the pharmaceutical industry. Therefore, ASTI's financial success may depend in part upon Allergan obtaining patent protection for the technologies incorporated in ASTI Products. Allergan will determine which patent applications to pursue, and the expense of obtaining and maintaining patents covering Developed Technology will be paid by ASTI during the term of the Research and Development Agreement.

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

     POTENTIAL CONFLICTS OF INTEREST BETWEEN ALLERGAN AND ASTI. Because Allergan may develop and/or market products (including Developed Technology Products and Pre-Selection Products) for its own account, independent of ASTI, that compete directly with ASTI Products, Allergan and ASTI may have conflicting interests with respect to certain products and/or certain markets. In addition, ASTI Products, Developed Technology Products and Pre-Selection Products may compete with one another. Allergan Technology excludes, and ASTI will have no rights with respect to, any topical formulation of Tazarotene. Allergan is currently marketing a topical formulation of Tazarotene for the treatment of psoriasis and acne in the United States under the brand name "Tazorac" and outside of the United States under the brand name "Zorac."

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

     COMMON MANAGEMENT. Each of the current executive officers of ASTI is employed by or retained as a consultant to Allergan and receives compensation solely from Allergan, which may further contribute to Allergan's ability to influence significantly or control the outcome of actions taken by ASTI.

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

     NO DIVIDENDS. ASTI's Restated Certificate of Incorporation prohibits the payment of dividends from Available Funds.

     THIRD PARTY REIMBURSEMENT AND HEALTH CARE REFORM. The commercial success of any ASTI Products and Pre-Selection Products will be heavily dependent upon whether the use of such products is reimbursable. There can be no assurance that Medicare and third-party payors will authorize or otherwise budget reimbursement for such usage at the current authorized levels. Furthermore, federal and state regulations govern or influence the reimbursement to health care providers of fees and capital equipment costs in connection with medical treatment of certain patients. There can be no assurance that action taken by the federal government, if any, with regard to health care reform will not have a material adverse effect on ASTI. If any actions are taken by the federal government, such actions could adversely affect the prospects for future sales of ASTI's products.

     YEAR 2000 COMPLIANCE. Most businesses, including ASTI, are faced with a potentially serious threat to their operations, known as the "year 2000 issue" which has been widely publicized. The year 2000 issue is a general term used to describe the various problems arising from the inability of computers to properly identify the year associated with information. This problem could potentially cause system interruptions or failures or result in systems providing incorrect data. The effect of the year 2000 issue could impact the performance of operations within the Company as well as the Company's relationships with third parties, including vendors and customers who could also experience year 2000 compliance issues.

     ASTI understands the importance of identifying and addressing Year 2000 compliance issues and places a high priority on the project. However, inasmuch as ASTI relies almost entirely upon Allergan's operating and accounting systems to manage and track research and development activities, ASTI relies upon Allergan's efforts to ensure that its systems will be Year 2000 compliant. Allergan has formed a Year 2000 task force (the "Y2K Task Force") which ASTI will monitor and from which an ASTI officer will obtain ongoing status reports. The Y2K Task Force is assessing internal operations and the operations of significant suppliers, vendors, and other providers of goods and services.

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

     ASTI has not incurred expenses to date to promote or ensure Year 2000 compliance. ASTI does not anticipate that any future expenses to remedy any Year 2000 issues will be material to ASTI's financial position, results of operations or cash flows.

     In the event that Allergan's operating and accounting systems are not Year 2000 compliant or if any of Allergan's significant suppliers, vendors, other providers of goods or services, or governmental agencies with which it interacts or upon which it relies, are not Year 2000 compliant, ASTI's financial condition and/or results of operations could be materially adversely affected. ASTI has not yet prepared any contingency plans in the event of a problem relating to the Year 2000 issue. Once the Y2K Task Force completes its contingency plans, ASTI will determine whether additional contingency plans are necessary.

     PRODUCT LIABILITY AND INSURANCE. ASTI is subject to the potential product liability risks which are inherent in the testing, manufacturing and marketing of human therapeutic products. ASTI currently does not have product liability insurance, but should ASTI directly market any products, it will acquire appropriate product liability insurance. There can be no assurance that ASTI will be able to obtain product liability insurance at commercially reasonable rates, or that any insurance ASTI may obtain can be obtained on acceptable terms, or that insurance will provide adequate coverage against potential liabilities.

     HAZARDOUS MATERIALS. ASTI's research and development activities are conducted by Allergan on ASTI's behalf and involve the controlled use of hazardous materials, chemicals and various radioactive compounds. Although ASTI believes that Allergan's safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, ASTI could be held liable for any damages that result and any such liability could exceed the resources of ASTI. ASTI may be required to reimburse Allergan for substantial costs it incurs to comply with environmental regulations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     ASTI does not use derivative financial instruments in its non-trading investment portfolio. The Company's primary investment objective is preservation of capital in order to fund research and development of potential pharmaceutical products incurred pursuant to the Company's agreement with Allergan, Inc. (See note 4 to Financial Statements). As such, the Company invests its excess cash in money market funds, equity securities and debt instruments of financial institutions and corporations that have at least an "A" or equivalent credit rating. Interest and investment income earned on the Company's investment portfolio is most sensitive to fluctuations in the general level of U.S. interest rates. The Company mitigates interest rate risk by a program of diversification so that exposure to risks relating to a single security or investment manager is minimal. Further, the Company invests in money market funds and debt instruments with varying maturity dates to correspond to anticipated research and development expenses. These securities typically bear minimal credit risk and ASTI has not experienced any losses on its investments to date due to credit risk.

     At December 31, 1998, the Company had investments in equity securities with a fair market value of $14,157,000 and such investments are subject to price risk. The Company's equity securities are generally invested in companies that have a history of paying dividends. The Company addresses price risk by a program of diversification so that exposure to risks relating to a single security is minimal.

     The following table provides information about the Company's investment portfolio as of December 31, 1998.

                                       AMORTIZED     UNREALIZED   UNREALIZED   FAIR MARKET
                                          COST          GAIN         LOSS         VALUE
                                      ------------   ----------   ----------   ------------
Commercial paper and money market
  funds.............................  $  5,709,000    $  4,000     $     --    $  5,713,000
Certificates of deposit.............    19,621,000      68,000           --      19,689,000
U.S. government debt securities.....    57,706,000     457,000           --      58,163,000
Corporate debt securities...........    60,800,000     145,000           --      60,945,000
Equity securities...................    14,205,000          --      (48,000)     14,157,000
                                      ------------    --------     --------    ------------
                                      $158,041,000    $674,000     $(48,000)   $158,667,000
                                      ============    ========     ========    ============

     The amortized cost, estimated fair value of investments and range of rates of return of debt securities at December 31, 1998, by contractual maturity, are presented below. Investments in equity securities are classified as due after three years. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. Further, all of the Company's investments are classified as available-for-sale, and the Company may instruct its professional investment managers to liquidate any or all of its investments prior to their contractual maturity dates.

                                                                            PERCENTAGE
                                             AMORTIZED      ESTIMATED     RATES OF RETURN
                                                COST        FAIR VALUE        (RANGE)
                                            ------------   ------------   ---------------
Due in one year or less...................  $ 70,454,000   $ 70,521,000   4.64%-13.25%
Due after one year through three years....    59,978,000     60,459,000    5.38%-8.71%
Due after three years.....................    27,609,000     27,687,000    4.25%-6.13%
                                            ------------   ------------
                                            $158,041,000   $158,667,000
                                            ============   ============

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data of the Company required by this item are listed under item 14(a)(1) and (2).

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See the section entitled "Executive Officers" in Part I, Item 1 hereof for information regarding executive officers.

     The information required by this item with respect to directors is incorporated by reference from the information under the caption of "Election of Directors," contained in the Company's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 1999 Annual Meeting (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" contained in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information under the caption contained in "Certain Transactions" contained in the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Index to Financial Statements

     The financial statements required by this item are submitted in a separate section beginning on page F-1 of this Annual Report on Form 10-K.

                                                                 PAGE
                                                                NUMBER
                                                              ----------
Report of KPMG LLP, Independent Auditors....................     F-2
Balance Sheets at December 31, 1997 and 1998................     F-3
Statements of Operations for the period from November 12,
  1997 (inception) to December 31, 1997 and the year ended
  December 31, 1998 and the cumulative period from November
  12, 1997 (inception) to December 31, 1998.................     F-4
Statements of Stockholders' Equity for the period from
  November 12, 1997 (inception) to December 31, 1997 and the
  year ended December 31, 1998..............................     F-5
Statements of Cash Flows for the period from November 12,
  1997 (inception) to December 31, 1997 and the year ended
  December 31, 1998 and the cumulative period from November
  12, 1997 (inception) to December 31, 1998.................     F-6
Notes to Financial Statements...............................  F-6 - F-12

     (a)(2) Index to Financial Statement Schedules

           None.

     (a)(3) Index to Exhibits

EXHIBIT    EXHIBIT
FOOTNOTE   NUMBER                            DESCRIPTION
--------   -------                           -----------
             3.1     Amended and Restated Certificate of Incorporation of ASTI.
   (1)       3.2     Bylaws of ASTI.
   (1)       4.1     Specimen Certificate of Class A Common Stock of ASTI.
   (2)      10.1     Research and Development Agreement dated as of March 6, 1998 between the Company and Allergan, Inc. ("Allergan").
   (2)      10.2     Technology License Agreement dated as of March 6, 1998
                     between the Company and Allergan.
   (2)      10.3     Services Agreement dated as of March 6, 1998 between the
                     Company and Allergan.
   (2)      10.4     License Option Agreement dated as of March 6, 1998 between the Company and Allergan.
   (2)      10.5     Distribution Agreement dated as of March 6, 1998 between the
                     Company and Allergan.
   (3)      10.6     Letter agreement dated as of October 23, 1998 between the
                     Company and Allergan.
            10.7     Waiver letter dated as of October 23, 1998 between the
                     Company and Allergan.
            24.1     Power of Attorney. Reference is made to page 32.
              27     Financial Data Schedule.

---------------
(1) Filed as an exhibit to the Registrant's Registration Statement on From S-1 (No. 333-40503) or amendments thereto and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.

(3) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.

     (b) Reports on Form 8-K

        Not applicable.

     (c) Exhibits

        The exhibits required by this item are listed under Item 14(a)(3).

     (d) Financial Statement Schedules

         The financial statement schedules required by this item are listed under Item 14(a)(2).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ALLERGAN SPECIALTY THERAPEUTICS, INC.

                                          By:    /s/ WILLIAM C. SHEPHERD
                                            ------------------------------------
                                                    William C. Shepherd
                                              Chairman of the Board, President
                                                and Chief Executive Officer
Date: March 18, 1999

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Douglas S. Ingram and Dwight J. Yoder, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     SIGNATURES                                     TITLE                    DATE
                     ----------                                     -----                    ----

               /s/ WILLIAM C. SHEPHERD                 Chairman of the Board,           March 18, 1999
-----------------------------------------------------  President and Chief Executive
                 William C. Shepherd                   Officer (Principal Executive
                                                       Officer)

                 /s/ DWIGHT J. YODER                   Chief Financial Officer          March 18, 1999
-----------------------------------------------------  (Principal Financial and
                   Dwight J. Yoder                     Accounting Officer)

             /s/ LESTER J. KAPLAN, PH.D.               Director                         March 18, 1999
-----------------------------------------------------
               Lester J. Kaplan, Ph.D.

               /s/ ALAN J. LEWIS PH.D.                 Director                         March 18, 1999
-----------------------------------------------------
                Alan J. Lewis, Ph.D.

               /s/ GARY L. NEIL, PH.D.                 Director                         March 18, 1999
-----------------------------------------------------
                 Gary L. Neil, Ph.D.

           /s/ MARVIN E. ROSENTHALE, PH.D.             Director                         March 18, 1999
-----------------------------------------------------
             Marvin E. Rosenthale, Ph.D.

                     ALLERGAN SPECIALTY THERAPEUTICS, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                 PAGE
                                                                NUMBER
                                                              ----------
Report of KPMG LLP, Independent Auditors....................     F-2
Balance Sheets at December 31, 1997 and 1998................     F-3
Statements of Operations for the period from November 12,
  1997 (inception) to December 31, 1997 and the year ended
  December 31, 1998 and the cumulative period from November
  12, 1997 (inception) to December 31, 1998.................     F-4
Statements of Stockholders' Equity for the period from
  November 12, 1997 (inception) to December 31, 1997 and the
  year ended December 31, 1998..............................     F-5
Statements of Cash Flows for the period from November 12,
  1997 (inception) to December 31, 1997 and the year ended
  December 31, 1998 and the cumulative period from November
  12, 1997 (inception) to December 31, 1998.................     F-6
Notes to Financial Statements...............................  F-7 - F-12

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Allergan Specialty Therapeutics, Inc.

     We have audited the accompanying balance sheets of Allergan Specialty Therapeutics, Inc. as of December 31, 1997 and 1998 and the related statements of operations, stockholders' equity, and cash flows for the period from November 12, 1997 (inception) to December 31, 1997 and the year ended December 31, 1998 and the cumulative period from November 12, 1997 (inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allergan Specialty Therapeutics, Inc. at December 31, 1997 and 1998, and the results of its operations and its cash flows for the period from November 12, 1997 (inception) to December 31, 1997 and the year ended December 31, 1998 and the cumulative period from November 12, 1997 (inception) to December 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/ KPMG LLP
Costa Mesa, California
January 27, 1999

ITEM 14. FINANCIAL STATEMENTS

                     ALLERGAN SPECIALTY THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                DECEMBER 31,
                                                              -----------------
                                                              1997       1998
                                                              ----     --------
Cash........................................................  $1...    $     --
Investments.................................................    --      158,667
Prepaid technology fees.....................................    --        4,723
Other assets................................................    --        1,747
                                                              ----     --------
                                                              $  1     $165,137
                                                              ====     ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Payable to Allergan, Inc..................................  $ --     $  4,509
  Accounts payable and other liabilities....................    --          295
                                                              ----     --------
          Total liabilities.................................    --        4,804
                                                              ====     ========

Stockholders' equity:
  Callable Class A Common stock, $.01 par value; 6,000,000
     shares authorized, 3,272,690 issued and outstanding in
     1998...................................................    --           33
  Class B Common Stock, $1.00 par value; 1,000 shares
     authorized, issued and outstanding in 1998.............    --            1
  Additional paid-in capital................................     1      196,753
  Accumulated other comprehensive income....................    --          354
  Deficit accumulated during development stage..............    --      (36,808)
                                                              ----     --------
          Total stockholders' equity........................  $  1      160,333
                                                              ----     --------
                                                              $1...    $165,137
                                                              ====     ========

                See accompanying notes to financial statements.

                     ALLERGAN SPECIALTY THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                        CUMULATIVE PERIOD
                                                                                              FROM
                                                   PERIOD FROM                            NOVEMBER 12,
                                                NOVEMBER 12, 1997                             1997
                                                 (INCEPTION) TO        YEAR ENDED        (INCEPTION) TO
                                                DECEMBER 31, 1997   DECEMBER 31, 1998   DECEMBER 31, 1998
                                                -----------------   -----------------   -----------------
Revenues......................................        $ --             $    9,043          $    9,043
Costs and expenses:
  Research and development....................          --                 35,886              35,886
  Technology fees.............................          --                  6,520               6,520
  General and administrative expenses.........          --                    933                 933
                                                      ----             ----------          ----------
          Total costs and expenses............          --                 43,339              43,339
                                                      ----             ----------          ----------
Loss before income taxes......................          --                (34,296)            (34,296)
Provision for taxes...........................          --                  2,512               2,512
                                                      ----             ----------          ----------
Net loss......................................        $ --             $  (36,808)         $  (36,808)
                                                      ====             ==========          ==========
Basic and diluted loss per share..............        $ --             $   (11.24)         $   (11.24)
                                                      ====             ==========          ==========
Basic and diluted shares outstanding..........         100              3,273,690           3,273,690

                See accompanying notes to financial statements.

                     ALLERGAN SPECIALTY THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE PERIOD FROM NOVEMBER 12, 1997 (INCEPTION) TO
             DECEMBER 31, 1997 AND THE YEAR ENDED DECEMBER 31, 1998
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                             DEFICIT
                                         CALLABLE                           ACCUMULATED    ACCUMULATED
                                         CLASS A    CLASS B   ADDITIONAL       OTHER         DURING
                                          COMMON    COMMON     PAID-IN     COMPREHENSIVE   DEVELOPMENT              COMPREHENSIVE
                                          STOCK      STOCK     CAPITAL        INCOME          STAGE       TOTAL         LOSS
                                         --------   -------   ----------   -------------   -----------   --------   -------------
Issuance of 100 shares of Common Stock
  (par value $1.00 per share) on
  November 12, 1997 (inception)........    $ --       $--      $      1        $ --         $     --     $      1     $     --
                                           ----       ---      --------        ----         --------     --------     --------
Balance at December 31, 1997...........      --        --             1          --               --            1           --
Conversion of Common Stock into 1,000
  shares of Class B Common Stock in
  March 1998...........................      --         1            (1)         --               --           --           --
Issuance of 3,272,690 shares of
  callable Class A Common Stock in
  March 1998...........................      33        --       196,753          --               --      196,786           --
Net loss...............................      --        --            --          --          (36,808)     (36,808)     (36,808)
Other comprehensive income consisting
  of unrealized gain on available for
  sale securities, net of tax..........      --        --            --         354               --          354          354
                                           ----       ---      --------        ----         --------     --------     --------
Balance at December 31, 1998...........    $ 33       $ 1      $196,753        $354         $(36,808)    $160,333     $(36,454)
                                           ====       ===      ========        ====         ========     ========     ========

                See accompanying notes to financial statements.

                     ALLERGAN SPECIALTY THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                         CUMULATIVE PERIOD
                                                    PERIOD FROM                                FROM
                                                 NOVEMBER 12, 1997                       NOVEMBER 12, 1997
                                                  (INCEPTION) TO        YEAR ENDED        (INCEPTION) TO
                                                 DECEMBER 31, 1997   DECEMBER 31, 1998   DECEMBER 31, 1998
                                                 -----------------   -----------------   -----------------
OPERATING ACTIVITIES:
  Net Loss.....................................        $ --              $ (36,808)          $ (36,808)
  Non-cash item included in net loss
  Deferred income tax..........................          --                   (682)               (682)
  Changes in operating assets and liabilities:
     Other assets..............................          --                 (1,065)             (1,065)
     Prepaid technology fees...................          --                 (4,723)             (4,723)
     Payable to Allergan, Inc..................          --                  4,509               4,509
     Accounts payable and other liabilities....          --                     23                  23
                                                       ----              ---------           ---------
     Net cash used in operating activities.....          --                (38,746)            (38,746)

INVESTING ACTIVITIES:
  Purchases of investments.....................          --               (185,175)           (185,175)
  Sales of investments.........................          --                 27,134              27,134
                                                       ----              ---------           ---------
     Net cash used in investing activities.....          --               (158,041)           (158,041)

FINANCING ACTIVITIES:
  Issuance of common stock.....................           1                200,000             200,001
  Offering costs...............................          --                 (3,214)             (3,214)
                                                       ----              ---------           ---------
     Net cash provided by financing
       activities..............................           1                196,786             196,787
                                                       ----              ---------           ---------
Net increase (decrease) in cash................           1                     (1)                 --
Cash -- beginning of period....................          --                      1                  --
                                                       ----              ---------           ---------
Cash -- end of period..........................        $  1              $      --           $      --
                                                       ====              =========           =========

                See accompanying notes to financial statements.

                     ALLERGAN SPECIALTY THERAPEUTICS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     Allergan Specialty Therapeutics, Inc. ("ASTI" or "the Company") was incorporated in Delaware on November 12, 1997 and commenced operations on March 10, 1998. ASTI was formed for the purpose of conducting research and development of potential human pharmaceutical products, and to commercialize such products, most likely through licensing to Allergan, Inc. (Allergan). In accordance with generally accepted accounting principles, ASTI is considered a development stage company.

     All of the Company's efforts to date have been limited to obtaining capital and conducting research and development and the Company does not yet generate any revenues from product sales or royalties. Research and development is performed by Allergan and the costs incurred are reimbursed by ASTI.

     Accounting for revenues and expenses

     ASTI's revenues consist of interest and investment income and Pre-Selection Product Payments (see Note 4). In future years, ASTI may also derive revenues from the sale or license of its products, most likely through the sale of licensed products by Allergan. Royalty and other product revenue, if any, will be recorded as earned.

     ASTI incurs most of its expenses under its agreements with Allergan. Research and development costs paid to Allergan under a Research and Development Agreement (R&D Agreement) are recorded as research and development expenses when incurred. Technology fees paid to Allergan under a Technology License Agreement (Technology Agreement) are recorded as technology fees on a straight-line basis over the life of the Technology Agreement. Amounts paid to Allergan under a Services Agreement are recorded as administrative expenses as incurred. See Note 4 for a description of the agreements between ASTI and Allergan.

     Use of estimates

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  INVESTMENTS

     ASTI classifies investments as available-for-sale securities with net unrealized gains or losses recorded as a component of accumulated other comprehensive income. Amounts classified as investments are liquidated and used to pay operating expenses as needed. The Company invests its excess cash in money market funds, equity securities and debt instruments of financial institutions and corporations that have at least an "A" or equivalent credit rating. These securities typically bear minimal credit risk and ASTI has not experienced any losses on its investments to date due to credit risk. At December 31, 1998, the Company's investment portfolio consisted of the following:

                                                 AMORTIZED     UNREALIZED   UNREALIZED   FAIR MARKET
                                                    COST          GAIN         LOSS         VALUE
                                                ------------   ----------   ----------   ------------
Commercial paper and money market funds.......  $  5,709,000    $  4,000     $     --    $  5,713,000
Certificates of deposit.......................    19,621,000      68,000           --      19,689,000
U.S. government debt securities...............    57,706,000     457,000           --      58,163,000
Corporate debt securities.....................    60,800,000     145,000           --      60,945,000
Equity securities.............................    14,205,000          --      (48,000)     14,157,000
                                                ------------    --------     --------    ------------
                                                $158,041,000    $674,000     $(48,000)   $158,667,000
                                                ============    ========     ========    ============

                     ALLERGAN SPECIALTY THERAPEUTICS, INC.

     The amortized cost, estimated fair value of investments and the range of rates of return of debt securities at December 31, 1998, by contractual maturity, are presented below. Investments in equity securities are classified as due after three years. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. Further, all of the Company's investments are classified as available-for-sale, and the Company may instruct its professional investment managers to liquidate any or all of its investments prior to their contractual maturity dates.

                                                                            PERCENTAGE
                                           AMORTIZED       ESTIMATED      RATES OF RETURN
                                              COST         FAIR VALUE         (RANGE)
                                          ------------    ------------    ---------------
Due in one year or less.................  $ 70,454,000    $ 70,521,000     4.64%-13.25%
Due after one year through three
  years.................................    59,978,000      60,459,000      5.38%-8.71%
Due after three years...................    27,609,000      27,687,000      4.25%-6.13%
                                          ------------    ------------
                                          $158,041,000    $158,667,000
                                          ============    ============

3.  PER SHARE INFORMATION

     The following sets forth the computation of basic and diluted loss per share for the year ended December 31, 1998:

                                                NET LOSS          SHARES         PER-SHARE
                                               (NUMERATOR)     (DENOMINATOR)       LOSS
                                               -----------     -------------     ---------
Computation of basic and diluted EPS:........  (36,808,000)      3,273,690        $(11.24)

4.  ARRANGEMENTS WITH ALLERGAN, INC.

     On March 10, 1998, 3,272,690 shares of callable Class A Common Stock of ASTI, representing all of the issued and outstanding shares of such class, were distributed by Allergan to the holders of record of Allergan common stock at the close of business on February 17, 1998 (the Distribution"). Prior to the Distribution, Allergan contributed $200,000,000 in cash to ASTI in exchange for all of the shares of ASTI Common Stock.

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

     Pursuant to the R&D Agreement, ASTI reimbursed Allergan for research and development costs of $34,411,000 incurred during the period from commencement of operations through December 31, 1998 which includes reimbursement to Allergan for research and development services performed during the period from October 24, 1997 through March 9, 1998. From time to time, Allergan shall propose work plans, subject to ASTI board approval, for the continued development of product candidates. ASTI is required to utilize the cash initially contributed to ASTI by Allergan plus interest and investment income thereon, less administrative expenses and technology fees to conduct activities under the R&D Agreement. The R&D Agreement specifies payment of Developed Technology Royalties and Pre-Selection Product Payments by Allergan to ASTI under certain conditions. Through December 31, 1998, no amounts have been earned by ASTI with respect to Developed Technology Royalties.

     In July 1998, Allergan entered into a multi-year research and development collaboration with Parke-Davis Pharmaceutical Research Division of Warner-Lambert Company (Warner-Lambert) to identify, develop and commercialize up to two RXR subtype selective retinoid compounds for the treatment of metabolic diseases, including adult onset diabetes, insulin resistant syndromes and dyslipidemias (Collabora-

                     ALLERGAN SPECIALTY THERAPEUTICS, INC.

tion Agreement). The technologies involved in the collaboration were previously licensed by ASTI from Allergan pursuant to the Technology Agreement. In accordance with a letter agreement between Allergan and ASTI, ASTI is entitled to receive Pre-Selection Product Payments representing ten percent of the potential $104 million in technology access fees and development milestones to be received by Allergan pursuant to Allergan's agreement with Warner-Lambert. Through December 31, 1998, ASTI earned $500,000 of Pre-Selection Product Payments in accordance with the letter agreement. In addition, ASTI is entitled to royalties on net sales of developed products, depending on actual lead compound selection and sales results. ASTI intends to use the funds received for further research and development.

     Subject to certain limitations, the Technology Agreement grants ASTI an exclusive license to research and develop all of Allergan's proprietary and contractual rights with respect to certain retinoid and neuroprotective technologies. As consideration for the exclusive license, ASTI will pay a technology fee of $10,000,000 in year one; $6,700,000 in year two; $3,300,000 in year three; and $2,000,000 in year four commencing October 24, 1997. The technology fee is charged to operations on a straight-line basis over the life of the Technology Agreement. The technology fee is payable monthly in arrears provided, however, that ASTI shall no longer be obligated to make such payments beginning with any month following the date on which the total number of ASTI Products either under development or licensed to Allergan pursuant to the License Agreement is less than two. Through December 31, 1998, ASTI paid $11,243,000 in technology fees, of which $4,723,000 is included in prepaid technology fees in the accompanying balance sheet.

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

     Upon exercise of the license option, Allergan will make Product Payments to ASTI as defined in the R&D Agreement. Through December 31, 1998, no license option has been exercised. The license option will expire to the extent not previously exercised, 30 days after the expiration of Allergan's option to purchase all of the outstanding ASTI Shares, described below.

     In accordance with ASTI's Restated Certificate of Incorporation, Allergan has the right to purchase all (but not less than all) of the ASTI Class A Common Stock (the "Purchase Option"). Allergan may exercise the Purchase Option by written notice to ASTI at any time during the period beginning immediately after the Distribution and ending on December 31, 2002; provided that such date will be extended for successive six month periods if, as of June 30, 2001, ASTI has not paid or accrued expenses for at least 95% of all Available Funds, as defined, pursuant to the R&D Agreement. In any event, the Purchase Option will expire 90 days after Allergan receives notice that the Available Funds (as defined in the R&D Agreement) held by ASTI is less than $15 million. Through December 31, 1998, Allergan has not exercised the Purchase Option.

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

                     ALLERGAN SPECIALTY THERAPEUTICS, INC.

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

     ASTI and Allergan have entered into a Services Agreement pursuant to which Allergan has agreed to provide ASTI with administrative services, including accounting and legal services on a fully-burdened cost reimbursement basis. The Services Agreement expires on December 31, 1998 and will be renewed automatically for successive one year periods during the term of the R&D Agreement. ASTI may terminate the Services Agreement at any time upon 60 days written notice. For the year ended December 31, 1998, ASTI incurred $121,000 of costs pursuant to the Services Agreement.

5.  INCOME TAXES

     The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss and credit carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the financial statements in the period of enactment.

     The provision for income taxes for the year ended December 31, 1998 consists of the following:

Current
  Federal................................................  $2,531,000
  State..................................................     663,000
                                                           ----------
          Total current..................................   3,194,000
Deferred
  Federal................................................    (609,000)
  State..................................................     (73,000)
                                                           ----------
Total deferred...........................................    (682,000)
                                                           ----------
          Total..........................................  $2,512,000
                                                           ==========

                     ALLERGAN SPECIALTY THERAPEUTICS, INC.

     The reconciliation of the federal statutory tax rate to the effective tax rate for the year ended December 31, 1998 follows:

Statutory rate of tax benefit...............................  (35.0)%
State taxes.................................................   (8.4)%
Valuation allowance on capitalized
  R&D and technology fees...................................   50.7%
                                                              -----
Effective tax rate..........................................    7.3%
                                                              =====

     ASTI had taxable income for the year ended December 31, 1998 as a result of the requirement to capitalize technology fees and its election to capitalize research and development expenses for tax purposes. The amount paid for taxes for the year ended December 31, 1998 was $3,246,000.

     Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at December 31, 1998 are as follows:

Deferred tax assets
  Capitalized technology fees..........................  $  2,735,000
  Capitalized R&D......................................    15,575,000
                                                         ------------
                                                           18,310,000
  Less: valuation allowance............................   (17,628,000)
                                                         ------------
Total deferred tax asset...............................       682,000
Deferred tax liabilities
Unrealized gain on available-for-sale securities.......       272,000
                                                         ------------
Net deferred tax asset.................................  $    410,000
                                                         ============

     The balance of net deferred tax assets and deferred tax liabilities of $682,000 and $272,000, respectively, are included in other assets and accounts payable and other liabilities in the accompanying balance sheet.

     Based on the Company's taxable earnings, management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax asset at December 31, 1998. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income, however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.

6.  COMPREHENSIVE INCOME

     In 1998, the Company adopted Statement of Financial Standards No.
130 -- "Reporting Comprehensive Income," (SFAS No. 130). SFAS No. 130 established standards for reporting comprehensive income and its components. Accumulated other comprehensive income for the year ended December 31, 1998 is comprised of unrealized gains on investments of $626,000, or $354,000 after tax. Total comprehensive loss for the year ended December 31, 1998 was $36,454,000.

7.  BUSINESS SEGMENT INFORMATION

     In 1998, the Company adopted SFAS No. 131 -- "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting financial and descriptive information regarding an enterprise's operating segments.

     ASTI's sole business segment involves conducting research and development of potential human pharmaceutical products based on retinoid and neuroprotective technologies. Of the $35,886,000 of R&D

                     ALLERGAN SPECIALTY THERAPEUTICS, INC.

incurred during the year ended December 31, 1998, $34,411,000 represented R&D performed by Allergan, Inc. under the R&D Agreement, as more fully described in
Note 4. The remaining $1,475,000 of R&D incurred during the year ended December 31, 1998 represents amounts earned by third parties under R&D collaboration agreements.

8.  NEW ACCOUNTING STANDARDS

     In June 1998, SFAS No. 133 -- "Accounting for Derivative Instruments and Hedging Activities" was issued and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the impact that SFAS No. 133 will have on its financial statements, if any.

                                 EXHIBIT INDEX

EXHIBIT    EXHIBIT
FOOTNOTE   NUMBER                            DESCRIPTION
--------   -------                           -----------
              3.1    Amended and Restated Certificate of Incorporation of ASTI.
  (1)         3.2    Bylaws of ASTI.
  (1)         4.1    Specimen Certificate of Class A Common Stock of ASTI.
  (2)        10.1    Research and Development Agreement dated as of March 6, 1998 between the Company and Allergan, Inc. ("Allergan").
  (2)        10.2    Technology License Agreement dated as of March 6, 1998
                     between the Company and Allergan.
  (2)        10.3    Services Agreement dated as of March 6, 1998 between the
                     Company and Allergan.
  (2)        10.4    License Option Agreement dated as of March 6, 1998 between the Company and Allergan.
  (2)        10.5    Distribution Agreement dated as of March 6, 1998 between the
                     Company and Allergan.
  (3)        10.6    Letter agreement dated as of October 23, 1998 between the
                     Company and Allergan.
             10.7    Waiver letter dated as of October 23, 1998 between the
                     Company and Allergan.
             24.1    Power of Attorney. Reference is made to page 32.
             27      Financial Data Schedule.

---------------
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-40503) or amendments thereto and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.

(3) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.