Form 10-Q
period 1999-03-31
ALLERGAN SPECIALTY THERAPEUTICS INC
filed 1999-05-14
CIK 1049711

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


                             --------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999
                                     --------------

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

 (1)   X   yes          no
     -----        -----
 (2)   X   yes          no
     -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of April 30, 1999, there were 3,272,690 shares of callable Class A common stock outstanding, and 1,000 shares of Class B common stock outstanding.

                      ALLERGAN SPECIALTY THERAPEUTICS, INC.

                                  FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 1999


                                      INDEX

                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

              Condensed Statements of Operations                            3

              Condensed Balance Sheets                                      4

              Condensed Statements of Cash Flows                            5

              Notes to Condensed Financial Statements                    6-11

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                       12-15

    ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK                                            16

             CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN
              SPECIALTY THERAPEUTICS, INC. AND ITS BUSINESSES           17-18

PART II - OTHER INFORMATION

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                              19

Signature                                                                  20

Exhibits

PART I - FINANCIAL INFORMATION


                      Allergan Specialty Therapeutics, Inc.
                          (a development stage company)

                       Condensed Statements of Operations
                                   (unaudited)

                        (In thousands, except share data)

                                                                                    Inception
                                                                                  (November 12,
                                                    Quarter Ended                     1997)
                                                      March 31,                        to
                                           -------------------------------          March 31,
                                              1999                1998                1999
                                           -----------         -----------        ------------
Revenues                                   $     2,150         $       717         $    11,193

Costs and expenses:
       Research and development                 10,689               9,612              46,575
       Technology fees                           1,375               2,395               7,895
       General and administrative
         expenses                                  284                  15               1,217
                                           -----------         -----------         -----------
           Total costs and expenses        $    12,348         $    12,022         $    55,687
                                           -----------         -----------         -----------

Loss before income taxes                       (10,198)            (11,305)            (44,494)
Provision for taxes                                601                  --               3,113
                                           -----------         -----------         -----------

Net loss                                   $   (10,799)        $   (11,305)        $   (47,607)
                                           ===========         ===========         ===========

Basic and diluted loss per share           $     (3.30)        $     (3.45)        $    (14.54)
                                           ===========         ===========         ===========
Basic and diluted shares outstanding         3,273,690           3,273,690           3,273,690


See accompanying notes to condensed financial statements.

                      Allergan Specialty Therapeutics, Inc.
                          (a development stage company)

                            Condensed Balance Sheets
                                   (unaudited)
                        (In thousands, except share data)

                                                             March 31,   December 31,
                                                               1999         1998
                                                             ---------   ------------
                                     ASSETS

Cash                                                         $     415    $      --
Investments                                                    146,850      158,667
Prepaid technology fees                                          5,023        4,723
Other assets                                                     1,581        1,747
                                                             ---------    ---------

                                                             $ 153,869    $ 165,137
                                                             =========    =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities:
        Payable to Allergan, Inc.                            $   4,571    $   4,509
        Accounts payable and accrued liabilities                   306          295
                                                             ---------    ---------

                 Total liabilities                               4,877        4,804

 Stockholders' equity:
        Callable Class A Common stock,
          $.01 par value; 6,000,000 shares
          authorized, 3,272,690 issued
          and outstanding                                           33           33
        Class B Common stock,
          $1.00 par value; 1,000 shares
          authorized, issued and outstanding                         1            1
        Additional paid-in capital                             196,753      196,753
        Accumulated other comprehensive income (loss)             (188)         354
        Deficit accumulated during development stage           (47,607)     (36,808)
                                                             ---------    ---------

                 Total stockholders' equity                    148,992      160,333
                                                             ---------    ---------

                                                             $ 153,869    $ 165,137
                                                             =========    =========


See accompanying notes to condensed financial statements.

                      Allergan Specialty Therapeutics, Inc.
                          (a development stage company)

                       Condensed Statements of Cash Flows
                                   (unaudited)

                                 (In thousands)

                                                                                            Inception
                                                                                           (November 12,
                                                          Quarter Ended                       1997)
                                                              March 31,                        to
                                                    -----------------------------            March 31,
                                                       1999               1998                1999
                                                    ---------           ---------          ------------
OPERATING ACTIVITIES:
        Net loss                                    $ (10,799)          $ (11,305)          $ (47,607)
        Noncash item included in net loss:
                 Deferred income tax                       41                  --                (641)
        Changes in operating assets
          and liabilities:
                 Other assets                             270                (354)               (795)
                 Prepaid technology fees                 (300)             (1,960)             (5,023)
                 Payable to Allergan, Inc.                 62               2,682               4,571
                 Accounts payable and
                   accrued liabilities                    283               3,054                 306
                                                    ---------           ---------           ---------

                 Net cash used in
                   operating activities               (10,443)             (7,883)            (49,189)

INVESTING ACTIVITIES:
        Purchases of investments                       (2,333)                 --            (189,742)
        Sales and maturities of
          investments                                  13,191                  --              42,559
                                                    ---------           ---------           ---------

                 Net cash provided by
                   (used in) investing
                   activities                          10,858                  --            (147,183)

FINANCING ACTIVITIES:
        Issuance of common stock                           --             200,000             200,001
        Offering costs                                     --              (3,214)             (3,214)
                                                    ---------           ---------           ---------

                 Net cash provided by
                   financing activities                    --             196,786             196,787
                                                    ---------           ---------           ---------

Net increase in cash                                      415             188,903                 415

Cash - beginning of period                                 --                   1                  --
                                                    ---------           ---------           ---------

Cash - end of period                                $     415           $ 188,904           $     415
                                                    =========           =========           =========

Supplemental disclosure of cash
  paid for taxes                                    $     255           $      --           $   3,501
                                                    =========           =========           =========


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

         The accompanying financial statements at March 31, 1999, December 31, 1998, and for the quarters ended March 31, 1999 and 1998 and for the period from inception to March 31, 1999 are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles. The results of operations for the period ended March 31, 1999 and for the period from inception to March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

Allergan Specialty Therapeutics, Inc.

Notes to Condensed Financial Statements

1.       Basis of Presentation and Significant Accounting Policies (continued)

         The Company invests its excess cash in money market funds, equity securities and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines with respect to diversification and maturities in order to maintain safety and liquidity. At March 31, 1999, all excess cash amounting to $146,850,000 was invested primarily in debt securities. ASTI classifies investments as available-for-sale securities with net unrealized gains or losses as a component of other comprehensive income. Amounts classified as investments are liquidated and used to pay operating expenses as needed.

         Per share information

         Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," (EPS) requires calculations for "basic earnings per share" including only actual weighted shares outstanding and "diluted earnings per share" including the effect of any common equivalent shares or other items that are dilutive. The Company has no common equivalent shares or other items that are dilutive. The reconciliations of the numerators and denominators of the basic and diluted loss per share computations for the quarters ended March 31, 1999 and 1998 and for the period from inception (November 12, 1997) to March 31, 1999 are as follows:

                                        Quarter Ended March 31,            Inception
                                   -------------------------------    (November 12, 1997)
                                        1999              1998         to March 31, 1999
                                   -------------     -------------    -------------------
          Loss during period       $(10,799,000)     $(11,305,000)     $(47,607,000)

          Basic and diluted
            shares outstanding        3,273,690         3,273,690         3,273,690

          Per share loss
            during period                $(3.30)           $(3.45)          $(14.54)


         Reclassifications

         Certain reclassifications have been made to prior periods in order to conform with current period presentation.

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

         Research and development expenses were $10,689,000 for the quarter ended March 31, 1999 which was comprised of $9,814,000 of costs incurred pursuant to the R&D Agreement with Allergan and $875,000 incurred pursuant to two R&D collaborations. Research and development expenses were $9,612,000 for the quarter ended March 31, 1998. Research and development expenses were $46,575,000 for the period from inception through March 31, 1999 which was comprised of $44,225,000 of costs incurred pursuant to the R&D Agreement with Allergan and $2,350,000 incurred pursuant to three R&D collaborations. From time to time in the future, Allergan shall propose work plans, subject to ASTI board approval, for the continued development of each ASTI Product as well as other product candidates. ASTI is required to utilize the cash initially contributed to ASTI by Allergan plus interest and investment income thereon, less administrative expenses and technology fees to conduct activities under the R&D Agreement. The R&D Agreement specifies payment of Developed Technology Royalties and Pre-Selection Product Payments by Allergan to ASTI under certain conditions. Through March 31, 1999, no amounts have been earned by ASTI with respect to Developed Technology Royalties.

         In July 1998, Allergan entered into a multi-year research and development collaboration with Parke-Davis Pharmaceutical Research Division of Warner-Lambert Company to identify, develop and commercialize up to two RXR subtype selective retinoid compounds for the treatment of metabolic diseases, including adult onset diabetes, insulin resistant syndromes and dyslipidemias (Collaboration Agreement). The technologies involved in the collaboration were previously licensed by ASTI from Allergan pursuant to the Technology Agreement. In accordance with a letter agreement between Allergan and ASTI, ASTI is entitled to receive Pre-Selection Product Payments representing ten percent of the potential $104 million in technology access fees and development milestones to be received by Allergan pursuant to Allergan's agreement with Warner-Lambert. In the third quarter of 1998, ASTI earned $500,000 of Pre-Selection Product Payments in accordance with the letter agreement. Such amounts are included in revenues in the accompanying condensed statement of

Allergan Specialty Therapeutics, Inc.

Notes to Condensed Financial Statements


2.       Arrangements with Allergan, Inc. (continued)

         operations for the period from inception to March 31, 1999. In addition, ASTI is entitled to royalties on net sales of developed products, depending on actual lead compound selection and sales results.

         Subject to certain limitations, the Technology Agreement grants ASTI an exclusive license to research and develop all of Allergan's proprietary and contractual rights with respect to certain retinoid and neuroprotective technologies. As consideration for the exclusive license, ASTI will pay a technology fee of $10,000,000 in year one; $6,700,000 in year two; $3,300,000 in year three; and $2,000,000 in year four commencing October 24, 1997. The technology fee is charged to operations on a straight-line basis over the life of the Technology Agreement. The technology fee is payable monthly in arrears provided, however, that ASTI shall no longer be obligated to make such payments beginning with any month following the date on which the total number of ASTI Products either under development or licensed to Allergan pursuant to the License Agreement is less than two. Through March 31, 1999, ASTI paid $12,918,000 in technology fees, of which $5,023,000 is included in prepaid technology fees in the accompanying balance sheet.

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

         Upon exercise of the license option, Allergan will make Product Payments to ASTI as defined in the R&D Agreement. Through March 31, 1999, no license option has been exercised. The license option will expire to the extent not previously exercised, 30 days after the expiration of Allergan's option to purchase all of the outstanding ASTI Shares, described below.

         In accordance with ASTI's Restated Certificate of Incorporation, Allergan has the right to purchase all (but not less than all) of the ASTI Class A Common Stock (the "Purchase Option"). Allergan may exercise the Purchase Option by written notice to ASTI at any time during the period beginning immediately after the Distribution and ending on December 31, 2002; provided that such date will be extended for successive six month periods if, as of June 30, 2001, ASTI has not paid or accrued expenses for at least 95% of all Available Funds, as defined, pursuant to the R&D Agreement. In any event, the Purchase Option will expire 90 days after Allergan receives notice that the Available Funds (as defined in the R&D Agreement) held by ASTI is less than $15 million. Through March 31, 1999, Allergan has not exercised the Purchase Option.

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

         ASTI and Allergan have entered into a Services Agreement pursuant to which Allergan has agreed to provide ASTI with administrative services, including accounting and legal services on a fully-burdened cost reimbursement basis. The Services Agreement expires on December 31, 1999 and will be renewed automatically for successive one year periods during the term of the R&D Agreement. ASTI may terminate the Services Agreement at any time upon 60 days written notice.

Allergan Specialty Therapeutics, Inc.

Notes to Condensed Financial Statements

3.       Comprehensive Income (Loss)

         SFAS No. 130, "Reporting Comprehensive Income," established standards for reporting comprehensive income and its components. Other comprehensive loss for the quarters ended March 31, 1999 and 1998 were comprised of unrealized loss on investments of $958,000 and $0, respectively. Other comprehensive loss for the period from inception through March 31, 1999 is comprised of unrealized loss on investments of $332,000. Total comprehensive loss, net of tax for the quarters ended March 31, 1999 and 1998 and for the period from inception to March 31, 1999 was $11,341,000, $11,305,000 and $47,795,000,
         respectively.

Allergan Specialty Therapeutics, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1999

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

The following should be read in conjunction with the section entitled "--Risks and Uncertainties" included in the Company's annual report on Form 10-K for the year ended December 31, 1998 and the Company's Financial Statements and notes thereto in Item 1 above.

RESULTS OF OPERATIONS

Net interest and investment income earned on investments were $2,150,000 and $717,000 for the quarters ended March 31, 1999 and 1998, respectively, and $10,693,000 for the period from ASTI's inception, November 12, 1997, through March 31, 1999. Interest and investment income was earned subsequent to March 10, 1998, the date Allergan contributed $200 million to ASTI. In the future, as ASTI's funds are used pursuant to the R&D Agreement and to pay the Technology Fee pursuant to the Technology Agreement, lower cash balances will be available for investment and therefore interest and investment income is expected to decrease.

In July 1998, Allergan entered into a multi-year research and development collaboration with Parke-Davis Pharmaceutical Research Division of Warner-Lambert Company to identify, develop and commercialize up to two RXR subtype selective retinoid compounds for the treatment of metabolic diseases, including adult onset diabetes, insulin resistant syndromes and dyslipidemias (Collaboration Agreement). The technologies involved in the collaboration were previously licensed by ASTI from Allergan pursuant to the Technology Agreement. As a result, ASTI is entitled to receive Pre-Selection Product Payments representing ten percent of the potential $104 million in technology access fees and development milestones to be received by Allergan pursuant to Allergan's agreement with Warner-Lambert. In the third quarter of 1998, $500,000 of Pre-Selection Payments was earned by ASTI. In addition, ASTI is entitled to royalties on net sales of developed products, depending on actual lead compound selection and sales results.

Research and development expenses were $10,689,000 and $9,612,000 for the quarters ended March 31, 1999 and 1998, respectively. Research and development expenses were $46,575,000 for the period from inception through March 31, 1999. ASTI's Board of Directors approved work plans and cost estimates presented by Allergan in accordance with the R&D Agreement for the remainder of the 1999 calendar year. The approved work plans and cost estimates are similar to the estimates provided in ASTI's prospectus dated March 6, 1998. ASTI paid technology fees of $1,675,000 and $4,355,000 to Allergan during the quarters

Allergan Specialty Therapeutics, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1999 (Continued)

RESULTS OF OPERATIONS (Continued)


ended March 31, 1999 and 1998, respectively. ASTI paid technology fees of $12,918,000 for the period from inception to March 31, 1999.

General and administrative expenses for the quarters ended March 31, 1999 and 1998 and for the period from inception through March 31, 1999 were $284,000, $15,000 and $1,217,000, respectively. Expenses are incurred primarily under the Services Agreement pursuant to which Allergan provides ASTI with administrative services, including accounting and legal services, on a fully-burdened cost reimbursement basis. ASTI did not incur significant general and administrative expenses in the first quarter of 1998 as ASTI operated from March 10 to March 31 in 1998.

The results of operations of ASTI are expected to reflect primarily interest and investment income on the funds contributed by Allergan, and research and development expenses related to development of ASTI Products and the Technology Fee. ASTI's net loss for the quarters ended March 31, 1999 and 1998 were $10,799,000 or $(3.30) per share and $11,305,000 or $(3.45) per share, respectively. ASTI's net loss for the period from inception through March 31, 1999 was $47,607,000 or $(14.54) per share. ASTI is expected to continue to record significant net losses in future periods, as expenses under its agreements with Allergan are expected to continue to exceed investment income.

Provision for taxes were $601,000 and $0 for the quarters ended March 31, 1999 and 1998, respectively. Provision for taxes for the period from inception through March 31, 1999 was $3,113,000. ASTI expects to have taxable income as a result of the requirement to capitalize technology fees and its election to capitalize research and development expenses for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

On March 9, 1998, Allergan contributed $200 million in cash to ASTI in exchange for all of the issued and outstanding shares of callable Class A Common Stock of ASTI. On March 10, 1998, Allergan distributed the Class A shares to holders of Allergan common stock and ASTI commenced operations. The funds contributed by Allergan, plus investment income earned thereon, will be used primarily to fund the development of ASTI Products and to conduct related activities. Funds not immediately required for development activities will be invested in investment grade securities.

At March 31, 1999, ASTI had cash on hand of approximately $415,000. The Company invests its excess cash in money market funds, equity securities and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines with respect to diversification and maturities in order to maintain safety and liquidity of its investment portfolio.

Allergan Specialty Therapeutics, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1999 (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)


At March 31, 1999, ASTI had $146,850,000 in investments. ASTI classifies all investments as available-for-sale securities with net unrealized holding gains or losses as a component of other comprehensive income. ASTI liquidates investments to pay for operating expenses as needed.

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

When ASTI's Available Funds (as defined in the R&D Agreement) are below $15 million, certain events will be triggered. First, Allergan's Purchase Option with respect to all of the ASTI Class A Common Stock will terminate on the 90th day after ASTI provides Allergan with a statement that, as of the end of any calendar month, there are less than $15 million of Available Funds remaining. Such statement will be accompanied by a report of ASTI's independent auditors. In addition, Allergan has the right, for 30 days after expiration of the Purchase Option, to license any or all ASTI Products which have not yet been licensed, on a product-by-product and country-by-country basis. Allergan is under no obligation to exercise the Purchase Option or the License Option with respect to any ASTI Product. In the event that Allergan does not exercise the Purchase Option or the License Option for all ASTI Products after ASTI's cash available for product development is exhausted, ASTI will not have funds to continue or complete development of any remaining products.

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

Allergan Specialty Therapeutics, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1999 (Continued)

YEAR 2000 COMPLIANCE (Continued)


ASTI understands the importance of identifying and addressing Year 2000 compliance issues and places a high priority on the project. However, inasmuch as ASTI relies almost entirely upon Allergan's operating and accounting systems, ASTI relies upon Allergan's efforts to ensure that its systems will be Year 2000 compliant. Allergan has formed a Year 2000 task force (the "Y2K Task Force") which will include an ASTI officer as a member. The Y2K Task Force is assessing internal operations and the operations of significant suppliers, vendors, and other providers of goods and services.

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

Allergan Specialty Therapeutics, Inc.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASTI does not use derivative financial instruments in its non-trading investment portfolio. The Company's primary investment objective is preservation of capital in order to fund research and development of potential pharmaceutical products incurred pursuant to the Company's agreement with Allergan, Inc. (See note 2 to Condensed Financial Statements). As such, the Company invests its excess cash in investment grade securities consisting of money market funds, equity securities and debt instruments. Interest and investment income earned on the Company's investment portfolio is most sensitive to fluctuations in the general level of U.S. interest rates. The Company mitigates interest rate risk by a program of diversification so that exposure to risks relating to a single security or investment manager is minimal. Further, the Company invests in money market funds and debt instruments with varying maturity dates to correspond to anticipated research and development expenses. These securities typically bear minimal credit risk and ASTI has not experienced any losses on its investments to date due to credit risk.

The Company's investments in equity securities, which are subject to price risk, are generally invested in companies that have a history of paying dividends. The Company addresses price risk by a program of diversification so that exposure to risks relating to a single security is minimal.

Allergan Specialty Therapeutics, Inc.

CERTAIN FACTORS AND TRENDS AFFECTING ASTI AND ITS BUSINESSES

The Company believes that certain statements made by the Company in this report and in other reports and statements released by the Company constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as comments which express the Company's opinions about trends and factors which may impact future operating results. Disclosures which use words such as the Company "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company in its press releases and publicly filed reports such as the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which disclosures are incorporated herein by this reference. In addition to those risks identified elsewhere in this report on Form 10-Q and those risks described in the Company's press releases and publicly filed reports, the Company's business and results of operations are subject to other risks, including the following risk factors:

o ASTI is a newly formed company and is subject to the risks inherent in the establishment of a new business enterprise in the biotechnology industry. ASTI will incur substantial losses for several years due to the long-term nature of the research and development of pharmaceutical products through clinical testing and the regulatory process, which losses may never be recovered.

o There can be no assurance that the ASTI Board of Directors will continue the funding of the research and development of all of the current ASTI Products or Pre-Selection Work, or that any ASTI Products can be successfully researched, developed and/or commercialized within the anticipated cost estimates or time frames, if at all. Certain of the ASTI Products are at critical stages of research and development, and technical and clinical outcomes are impossible to predict. Because of the long-range nature of any pharmaceutical product research and development plan, research and development of a particular product or project could accelerate, slow down or be discontinued, and other unforeseen events could occur, all of which would significantly affect the timing and amount of ASTI's expenditures on a particular product, or in total. As a result, estimates of costs and timing of research and development programs and for the use of Available Funds may not be accurate.

o All ASTI Products, Developed Technology Products and Pre-Selection Products will require FDA clearance before such products may be lawfully marketed in the United States. Applications for FDA clearance must be based on costly and extensive clinical trials designed to demonstrate safety and efficacy. Clearance to market such products will also be required from corresponding regulatory authorities in foreign countries before such products may be marketed in those countries. There can be no assurance that the necessary regulatory clearances and approvals will be obtained in a timely fashion or, if obtained, that such clearances and approvals will not be revoked or withdrawn.

Allergan Specialty Therapeutics, Inc.

o Allergan has contributed $200 million in cash to ASTI. Allergan has no obligation to contribute additional funds to ASTI, and, to the best of ASTI's knowledge, has no present intention to do so. For the foreseeable future, ASTI's only ongoing source of revenue will be investment income and certain milestone payments. There can be no assurance that ASTI will have sufficient funds to complete the research and development of any or all of the ASTI Products.

o Allergan is not obligated to exercise the License Option for any ASTI Product or to exercise the Purchase Option, and Allergan will exercise any such option only if it is in Allergan's best interest to do so. The timing of the exercise of the Purchase Option is within Allergan's sole discretion. The timing of the exercise of the License Option with respect to any Licensed Product is also within Allergan's sole discretion and thereafter research, development and funding of any such product will be controlled by Allergan.

o ASTI Products, Developed Technology Products and Pre-Selection Products are likely to face competition from other therapies for the same indications. Competitors potentially include any of the world's pharmaceutical and biotechnology companies. A number of companies have developed and are developing competing technologies and products.

o In February 1999, the Financial Accounting Standards Board released a revised Exposure Draft of a Proposed Statement of Financial Accounting Standards - Consolidated Financial Statements: Purpose and Policy. If adopted as a SFAS, the terms of this Exposure Draft could require Allergan to include the financial position and results of operation of ASTI in its consolidated results on a retrospective basis. ASTI is currently evaluating the effect that implementation of this proposed statement may have on ASTI.

Allergan Specialty Therapeutics, Inc.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        -  Exhibits

            (numbered in accordance with Item 601 of Regulation S-K)

             27.1   --    Financial Data Schedule

        -  Reports on Form 8-K.

           None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 13, 1999                ALLERGAN SPECIALTY THERAPEUTICS, INC.



                                   By: /s/ Dwight J. Yoder
                                   ---------------------------
                                   Dwight J. Yoder
                                   Chief Financial Officer
                                   and Duly Authorized Officer

                                 EXHIBIT INDEX

Exhibit
Number                   Description
------                   -----------
 27.1          Financial Data Schedule