Form 10-Q
period 1999-06-30
ALLERGAN SPECIALTY THERAPEUTICS INC
filed 1999-08-13
CIK 1049711

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


--------------------------------------------------------------------------------
 (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 1999...........................

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

As of July 30, 1999, there were 3,272,690 shares of callable Class A common stock outstanding, and 1,000 shares of Class B common stock outstanding.

                      ALLERGAN SPECIALTY THERAPEUTICS, INC.

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999


                                      INDEX



                                                                      Page
PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

               Condensed Statements of Operations                       3

               Condensed Balance Sheets                                 4

               Condensed Statements of Cash Flows                       5

               Notes to Condensed Financial Statements               6-12

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                  13-17

    ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK                                       18

             CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN
               SPECIALTY THERAPEUTICS, INC. AND ITS BUSINESSES      19-20


PART II - OTHER INFORMATION

    ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS                                        21

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                          21

Signature                                                              22

Exhibits

PART I - FINANCIAL INFORMATION


                      Allergan Specialty Therapeutics, Inc.
                          (a development stage company)

                       Condensed Statements of Operations
                                   (unaudited)

                        (In thousands, except share data)


                                                                                                                     Inception
                                                                                                                (November 12, 1997)
                                                    Quarter Ended                    Six Months Ended                    to
                                                      June 30,                           June 30,                      June 30,
                                               1999              1998              1999              1998               1999
                                               ----              ----              ----              ----               ----
Revenues                                     $  2,342           $ 2,791         $  4,492           $  3,508           $ 13,535

Costs and expenses:
     Research and
       development                             11,957             6,516           22,646             16,128             58,532
     Technology fees                            1,375             1,375            2,750              3,770              9,270
     General and
       administrative                             327               115              611                130              1,544
                                             --------           -------         --------           --------           --------

     Total costs and
       expenses                                13,659             8,006           26,007             20,028             69,346
                                             --------           -------         --------           --------           --------

Loss before income
  taxes                                       (11,317)           (5,215)         (21,515)           (16,520)           (55,811)
Provision for taxes                               874               922            1,475                922              3,987
                                             --------           -------         --------           --------           --------

Net loss                                     $(12,191)          $(6,137)        $(22,990)          $(17,442)          $(59,798)
                                             ========           =======         ========           ========           ========

Basic and diluted
  loss per share                             $  (3.72)          $ (1.87)        $  (7.02)          $  (5.33)          $ (18.27)
                                             ========           =======         ========           ========           ========

Basic and diluted
  shares outstanding                        3,273,690         3,273,690        3,273,690          3,273,690          3,273,690







See accompanying notes to condensed financial statements.

                      Allergan Specialty Therapeutics, Inc.
                          (a development stage company)

                            Condensed Balance Sheets
                                   (unaudited)
                        (In thousands, except share data)

                                             June 30,              December 31,
                                              1999                     1998
                                              ----                     ----
                                     ASSETS

Cash                                         $     65                $     --
Investments                                   132,888                 158,667
Prepaid technology fees                         5,323                   4,723
Other assets                                    2,228                   1,747
                                             --------                --------

                                             $140,504                $165,137
                                             ========                ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities:
        Payable to Allergan, Inc.            $  4,138                $  4,509
        Accounts payable and
          accrued liabilities                      26                     295
                                             --------                --------

                 Total liabilities              4,164                   4,804


 Stockholders' equity:
        Callable Class A Common stock,
          $.01 par value; 6,000,000 shares
          authorized, 3,272,690 issued
          and outstanding                          33                      33
        Class B Common stock,
          $1.00 par value; 1,000 shares
          authorized, issued and outstanding        1                       1
        Additional paid-in capital            196,753                 196,753
        Accumulated other comprehensive
          (loss)/income                          (649)                    354
        Deficit accumulated during
          development stage                   (59,798)                (36,808)
                                             --------                --------

                 Total stockholders' equity   136,340                 160,333
                                             --------                --------

                                             $140,504                $165,137
                                             ========                ========

See accompanying notes to condensed financial statements.

                      Allergan Specialty Therapeutics, Inc.
                          (a development stage company)

                       Condensed Statements of Cash Flows
                                   (unaudited)

                                 (In thousands)

                                                                             Inception
                                                                        (November 12, 1997)
                                                   Six Months Ended              to
                                                       June 30,               June 30,
                                                  1999           1998           1999
                                                  ----           ----           ----
OPERATING ACTIVITIES:
        Net loss                               $ (22,990)     $ (17,442)     $ (59,798)
        Noncash item included in net loss:
                 Deferred income tax                (335)            --         (1,017)
        Changes in operating assets
          and liabilities:
                 Other assets                        301           (522)          (764)
                 Prepaid technology fees            (600)        (3,085)        (5,323)
                 Payable to Allergan, Inc.          (371)         3,377          4,138
                 Accounts payable and
                   accrued liabilities                 3            996             26
                                               ---------      ---------      ---------

                 Net cash used in
                   operating activities          (23,992)       (16,676)       (62,738)

INVESTING ACTIVITIES:
        Purchases of investments                  (4,373)      (180,038)      (191,524)
        Sales and maturities of
          investments                             28,430             --         57,540
                                               ---------      ---------      ---------

                 Net cash provided by/
                   (used in) investing
                   activities                     24,057       (180,038)      (133,984)

FINANCING ACTIVITIES:
        Issuance of common stock                      --        200,000        200,001
        Offering costs                                --         (3,215)        (3,214)
                                               ---------      ---------      ---------

                 Net cash provided by
                   financing activities               --        196,785        196,787
                                               ---------      ---------      ---------

Net increase in cash                                  65             71             65

Cash - beginning of period                            --              1             --
                                               ---------      ---------      ---------

Cash - end of period                           $      65      $      72      $      65
                                               =========      =========      =========

Supplemental disclosure of cash
  paid for taxes                               $   1,772      $     431      $   5,018
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

   The accompanying financial statements at June 30, 1999, December 31, 1998, for the quarter and six month periods ended June 30, 1999 and 1998 and for the period from inception to June 30, 1999 are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles. The results of operations for the period ended June 30, 1999 and for the period from inception (November 12, 1997) to June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

   The Company invests its excess cash in money market funds, equity securities and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines with respect to diversification and maturities in order to maintain safety and liquidity. At June 30, 1999, all excess cash amounting to $132,888,000 was invested primarily in debt securities. ASTI classifies investments as available-for-sale securities with net unrealized gains or losses as a component of other comprehensive income. Amounts classified as investments are liquidated and used to pay operating expenses as needed.

   Per share information

   Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," (EPS) requires calculations for "basic earnings per share" including only actual weighted shares outstanding and "diluted earnings per share" including the effect of any common equivalent shares or other items that are dilutive. The Company has no common equivalent shares or other items that are dilutive. The reconciliations of the numerators and denominators of the basic and diluted loss per share computations for the quarter and six month periods ended June 30, 1999 and 1998 and for the period from inception to June 30, 1999 are as follows:

                                                                                             Inception
                               Quarter Ended                    Six Months Ended         (November 12, 1997)
                                  June 30,                          June 30,                 to June 30,
                            1999            1998             1999             1998              1999
                            ----            ----             ----             ----              ----
Loss during period
(in thousands)         $   (12,191)     $    (6,137)     $   (22,990)     $   (17,442)     $   (59,798)

Basic and
diluted shares
outstanding              3,273,690        3,273,690        3,273,690        3,273,690        3,273,690

Per share loss
during period               $(3.72)          $(1.87)          $(7.02)          $(5.33)         $(18.27)

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

   Research and development costs are comprised of costs incurred pursuant to the R&D Agreement with Allergan and R&D Collaborations. The components of the research and development costs for the quarter and six month periods ended June 30, 1999 and 1998 and for the period from inception to June 30, 1999 are as follows:

                                                                  Inception
                      Quarter Ended         Six Months Ended   (November 12, 1997)
                        June 30,                June 30,          to June 30,
                    1999         1998       1999         1998        1999
                    ----         ----       ----         ----        ----
(in thousands)

R&D Agreement
with Allergan      $11,082     $ 6,266     $20,896     $14,653     $55,307

R&D
Collaborations         875         250       1,750       1,475       3,225
                   -------     -------     -------     -------     -------

                   $11,957     $ 6,516     $22,646     $16,128     $58,532
                   =======     =======     =======     =======     =======

   There were two existing R&D Collaborations for both six month periods ended June 30, 1999 and 1998.

   From time to time in the future, Allergan shall propose work plans, subject to ASTI board approval, for the continued development of each ASTI Product as well as other product candidates. ASTI is required to utilize the cash initially contributed to ASTI by Allergan plus interest

Allergan Specialty Therapeutics, Inc.

Notes to Condensed Financial Statements

2. Arrangements with Allergan, Inc. (Continued)

   and investment income thereon, less administrative expenses and technology fees to conduct activities under the R&D Agreement. The R&D Agreement specifies payment of Developed Technology Royalties and Pre-Selection Product Payments by Allergan to ASTI under certain conditions. Through June 30, 1999, no amounts have been earned by ASTI with respect to Developed Technology Royalties.

   In July 1998, Allergan entered into a multi-year research and development collaboration with Parke-Davis Pharmaceutical Research Division of Warner-Lambert Company to identify, develop and commercialize up to two RXR subtype selective retinoid compounds for the treatment of metabolic diseases, including adult onset diabetes, insulin resistant syndromes and dyslipidemias (Collaboration Agreement). The technologies involved in the collaboration were previously licensed by ASTI from Allergan pursuant to the Technology Agreement. In accordance with a letter agreement between Allergan and ASTI, ASTI is entitled to receive Pre-Selection Product Payments representing ten percent of the potential $104 million in technology access fees and development milestones to be received by Allergan pursuant to Allergan's agreement with Warner-Lambert. For the quarter and six month period ended June 30, 1999, ASTI earned $400,000 of Pre-Selection Product Payments in accordance with the letter agreement. For the period from inception to June 30, 1999, ASTI earned $900,000. Such amounts are included in revenues in the accompanying condensed statement of operations. There were no Pre-Selection Product Payments earned for the quarter or six months ended June 30, 1998. In addition, ASTI is entitled to royalties on net sales of developed products, depending on actual lead compound selection and sales results.

   Subject to certain limitations, the Technology Agreement grants ASTI an exclusive license to research and develop all of Allergan's proprietary and contractual rights with respect to certain retinoid and neuroprotective technologies. As consideration for the exclusive license, ASTI will pay a technology fee of $10,000,000 in year one; $6,700,000 in year two; $3,300,000 in year three; and $2,000,000 in year four commencing October 24, 1997. The technology fee is charged to operations on a straight-line basis over the life of the Technology Agreement. The technology fee is payable monthly in arrears provided, however, that ASTI shall no longer be obligated to make such payments beginning with any month following the date on which the total number of ASTI Products either under development or licensed to Allergan pursuant to the License Agreement is less than two. From Period of Inception through June 30, 1999, ASTI paid $14,593,000 in technology fees, of which $5,323,000 is included in prepaid technology fees in the accompanying condensed balance sheet.

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

   Upon exercise of the license option, Allergan will make Product Payments to ASTI as defined in the R&D Agreement. Through June 30, 1999, no license option has been exercised. The license option will expire to the extent not previously exercised, 30 days after the expiration of Allergan's option to purchase all of the outstanding ASTI Shares, described below.

   In accordance with ASTI's Restated Certificate of Incorporation, Allergan has the right to purchase all (but not less than all) of the ASTI Class A Common Stock (the "Purchase Option"). Allergan may exercise the Purchase Option by written notice to ASTI at any time during the period beginning immediately after the Distribution and ending on December 31, 2002; provided that such date will be extended for successive six month periods if, as of June 30, 2001, ASTI has not paid or accrued expenses for at least 95% of all Available Funds, as defined, pursuant to the R&D Agreement. In any event, the Purchase Option will expire 90 days after Allergan receives notice that the Available Funds (as defined in the R&D Agreement) held by ASTI is less than $15 million. Through June 30, 1999, Allergan has not exercised the Purchase Option.

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

3. Comprehensive Income (Loss)

   SFAS No. 130, "Reporting Comprehensive Income," established standards for reporting comprehensive income and its components. Other comprehensive loss is comprised of unrealized loss on investments. Other comprehensive loss for the quarters and six month periods ended June 30,1999 and 1998 and for the period from inception to June 30, 1999 are as follows:

                                                                  Quarter Ended June 30,
                           ---------------------------------------------------------------------------------------------------
(in thousands)                                  1999                                                 1998
                           ---------------------------------------------   ---------------------------------------------------
                                                 Tax                                                  Tax
                           Before-tax          (expense)      Net-of-tax         Before-tax        (expense)        Net-of-tax
                             amount           or benefit        amount             amount          or benefit          amount
                             ------           ----------        ------             ------          ----------          ------
Unrealized holdings loss
arising during period        $(764)              $303         $   (461)            $(144)              --             $  (144)
                             =====               ====                              =====

Net loss                                                       (12,191)                                                (6,137)
                                                              --------                                                -------

Total comprehensive loss                                      $(12,652)                                               $(6,281)
                                                              ========                                                =======


Allergan Specialty Therapeutics, Inc.

Notes to Condensed Financial Statements

3.  Comprehensive Income (Loss) (Continued)


                                                                 Six Months Ended June 30,
                           --------------------------------------------------------------------------------------------------
(in thousands)                                  1999                                                 1998
                           ---------------------------------------------         --------------------------------------------
                                                 Tax                                                  Tax
                           Before-tax          (expense)      Net-of-tax         Before-tax        (expense)       Net-of-tax
                             amount           or benefit        amount             amount         or benefit         amount
                             ------           ----------        ------             ------         ----------         ------
Unrealized holdings loss
arising during period      $(1,723)              $720         $ (1,003)            $(144)              --          $   (144)
                           =======               ====                              =====

Net loss                                                       (22,990)                                             (17,442)
                                                              --------                                             --------

Total comprehensive loss                                      $(23,993)                                            $(17,586)
                                                              ========                                             ========



                                      Inception to June 30, 1999
                            -------------------------------------------------
(in thousands)
                            Before-tax       Tax (expense)           Net of
                             amount           or benefit           tax amount
                             ------           ----------           ----------
Unrealized holdings loss
arising during period       $(1,096)            $447               $   (649)
                            =======             ====

Net loss                                                            (59,798)
                                                                   --------

Total comprehensive loss                                           $(60,447)
                                                                   ========

                      ALLERGAN SPECIALTY THERAPEUTICS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1999

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

RESULTS OF OPERATIONS
---------------------

Net interest and investment income earned on investments were $1,942,000 and $2,791,000 for the quarters ended June 30, 1999 and 1998, respectively, and $4,092,000 and $3,508,000 for the six month periods ended June 30, 1999 and 1998, respectively. ASTI earned investment income of $12,635,000 for the period from inception through June 30, 1999. Interest and investment income was earned subsequent to March 10, 1998, the date Allergan contributed $200 million to ASTI. In the future, as ASTI's funds are used pursuant to the R&D Agreement and to pay the Technology Fee pursuant to the Technology Agreement, lower cash balances will be available for investment and therefore interest and investment income is expected to decrease.

In July 1998, Allergan entered into a multi-year research and development collaboration with Parke-Davis Pharmaceutical Research Division of Warner-Lambert Company to identify, develop and commercialize up to two RXR subtype selective retinoid compounds for the treatment of metabolic diseases, including adult onset diabetes, insulin resistant syndromes and dyslipidemias (Collaboration Agreement). The technologies involved in the collaboration were previously licensed by ASTI from Allergan pursuant to the Technology Agreement. As a result, ASTI is entitled to receive Pre-Selection Product Payments representing ten percent of the potential $104 million in technology access fees and development milestones to be received by Allergan pursuant to Allergan's agreement with Warner-Lambert. For the quarter and six month period ended June 30, 1999, ASTI earned $400,000 of Pre-Selection Product Payments in accordance with the letter agreement. For the period from inception to June 30, 1999, ASTI earned $900,000. There were no Pre-Selection Product payments earned for the quarter or six month period ended June 30, 1998. In addition, ASTI is entitled to royalties on net sales of developed products, depending on actual lead compound selection and sales results.

Allergan Specialty Therapeutics, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1999 (Continued)

RESULTS OF OPERATIONS (Continued)
---------------------------------

Research and development expenses were $11,957,000 and $6,516,000 for the quarters ended June 30, 1999 and 1998, respectively, and $22,646,000 and $16,128,000 for the six month periods ended June 30, 1999 and 1998, respectively. Research and development expenses were $58,532,000 for the period from inception through June 30, 1999. ASTI's Board of Directors approved work plans and cost estimates presented by Allergan in accordance with the R&D Agreement for the remainder of the 1999 calendar year. The approved work plans and cost estimates are similar to the estimates provided in ASTI's prospectus dated March 6, 1998. ASTI paid technology fees of $1,675,000 and $2,500,000 to Allergan during the quarters ended June 30, 1999 and 1998, respectively, and $3,350,000 and $6,855,000 for the six month periods ended June 30, 1999 and 1998, respectively. ASTI paid technology fees of $14,593,000 for the period from inception to June 30, 1999, of which $5,323,000 is included in prepaid technology fees in the accompanying condensed balance sheet.

General and administrative expenses for the quarters ended June 30, 1999 and 1998 were $327,000 and $115,000, respectively, and were $611,000 and $130,000 for the six month periods ended June 30, 1999 and 1998, respectively. For the period from inception through June 30, 1999, general and administrative expenses were $1,544,000. Expenses are incurred primarily under the Services Agreement pursuant to which Allergan provides ASTI with administrative services, including accounting and legal services, on a fully-burdened cost reimbursement basis. ASTI did not incur significant general and administrative expenses in the first quarter of 1998 as ASTI operated from March 10 to March 31 in 1998.

The results of operations of ASTI are expected to reflect primarily interest and investment income on the funds contributed by Allergan, and research and development expenses related to development of ASTI Products and the Technology Fee. ASTI's net loss for the quarters ended June 30, 1999 and 1998 were $12,191,000 or $3.72 per share and $6,137,000 or $1.87 per share, respectively. For the six month periods ended June 30, 1999 and 1998, ASTI's net losses were $22,990,000 or $7.02 per share and $17,442,000 or $5.33 per share, respectively. ASTI's net loss for the period from inception through June 30, 1999 was $59,798,000 or $18.27 per share. ASTI is expected to continue to record significant net losses in future periods, as expenses under its agreements with Allergan are expected to continue to exceed investment income.

Provision for taxes were $874,000 and $922,000 for the quarters ended June 30, 1999 and 1998, respectively and $1,475,000 and $922,000 for the six month periods ended June 30, 1999 and 1998, respectively. Provision for taxes for the period from inception through June 30, 1999 was $3,987,000. ASTI expects to have taxable income as a result of the requirement to capitalize technology fees and its election to capitalize research and development expenses for tax purposes.

Allergan Specialty Therapeutics, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1999 (Continued)

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

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

At June 30, 1999, ASTI had cash on hand of approximately $65,000. The Company invests its excess cash in money market funds, equity securities and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines with respect to diversification and maturities in order to maintain safety and liquidity of its investment portfolio.

At June 30, 1999, ASTI had $132,888,000 in investments. ASTI classifies all investments as available-for-sale securities with net unrealized holding gains or losses as a component of other comprehensive income. ASTI liquidates investments to pay for operating expenses as needed.

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

When ASTI's Available Funds (as defined in the R&D Agreement) are below $15 million, certain events will be triggered. First, Allergan's Purchase Option with respect to all of the ASTI Class A Common Stock will terminate on the 90th day after ASTI provides Allergan with a statement that, as of the end of any calendar month, there are less than $15 million of Available Funds remaining. Such statement will be accompanied by a report of ASTI's independent auditors. In addition, Allergan has the right, for 30 days after expiration of the Purchase Option, to license any or all ASTI Products which have not yet been licensed, on a product-by-product and country-by-country basis. Allergan is under no obligation to exercise the Purchase Option or the License Option with respect to any ASTI Product. In the event that Allergan does not exercise the Purchase Option or the License Option for all ASTI Products after ASTI's cash available

Allergan Specialty Therapeutics, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1999 (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)
-------------------------------------------

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

ASTI understands the importance of identifying and addressing year 2000 compliance issues and places a high priority on the project. However, inasmuch as ASTI relies almost entirely upon Allergan's operating and accounting systems, ASTI relies upon Allergan's efforts to ensure that its systems will be year 2000 compliant. Allergan has formed a year 2000 task force (the "Y2K Task Force") which includes an ASTI officer as a member. The Y2K Task Force is assessing internal operations and the operations of significant suppliers, vendors, and other providers of goods and services.

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

Allergan Specialty Therapeutics, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1999 (Continued)

YEAR 2000 COMPLIANCE (Continued)
--------------------------------

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

Allergan Specialty Therapeutics, Inc.

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

o In February 1999, the Financial Accounting Standards Board released a revised Exposure Draft of a Proposed Statement of Financial Accounting Standards - Consolidated Financial Statements: Purpose and Policy. If adopted as a SFAS, the terms of this Exposure Draft could require Allergan to include the financial position and results of operations of ASTI in its consolidated results on a retrospective basis. ASTI is currently evaluating the effect that implementation of this proposed statement may have on ASTI.

Allergan Specialty Therapeutics, Inc.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The annual meeting of stockholders of the registrant was held on April 23, 1999. At such meeting, five directors, constituting the entire Board of Directors, were re-elected to serve on the Board of Directors until the next annual meeting of stockholders. The names of the persons elected as directors are:

                               William C. Shepherd
                             Lester J. Kaplan, Ph.D.
                              Alan J. Lewis, Ph.D.
                               Gary L. Neil, Ph.D.
                           Marvin E. Rosenthale, Ph.D.

     The only other matter considered by the stockholders at the annual meeting was ratification of the selection of KPMG LLP as independent auditors of the registrant for the fiscal year ended December 31, 1999.

     A summary of the voting follows:

                                                                                         Broker
         Election of Directors                  For                Withheld             Non-Votes
         ---------------------                  ---                --------             ---------
         William C. Shepherd                  2,620,411              6,116                 0
         Lester J. Kaplan, Ph.D.              2,620,711              5,816                 0
         Alan J. Lewis, Ph.D.                 2,620,304              6,223                 0
         Gary L. Neil, Ph.D.                  2,621,221              5,306                 0
         Marvin E. Rosenthale, Ph.D.          2,620,163              6,364                 0


                                                                                                   Broker
         Other Matter(s)                        For             Against         Abstain           Non-Votes
         ---------------                        ---             -------         -------           ---------
         Ratification of
          KPMG LLP as
          Auditors for 1999                   2,617,458          7,098            1,971               0


Item 6. Exhibits and Reports on Form 8-K

        -  Exhibits
           (numbered in accordance with Item 601 of Regulation S-K)

           27.1       Financial Data Schedule

        -  Reports on Form 8-K.   None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 Date:  August 13, 1999                   ALLERGAN SPECIALTY THERAPEUTICS, INC.
        ---------------


                                          /s/ Dwight J. Yoder
                                          --------------------------------------
                                          Dwight J. Yoder
                                          Chief Financial Officer
                                          and Duly Authorized Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

27.1                Financial Data Schedule