Form 10-Q
period 1999-09-30
ALLERGAN SPECIALTY THERAPEUTICS INC
filed 1999-11-12
CIK 1049711

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.


                             COMMISSION FILE NUMBER
--------------------------------------------------------------------------------
                                     0-23641


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

As of November 10, 1999, there were 3,272,690 shares of callable Class A common stock outstanding, and 1,000 shares of Class B common stock outstanding.

                      ALLERGAN SPECIALTY THERAPEUTICS, INC.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX

                                                                            Page
PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

             Condensed Statements of Operations                                3

             Condensed Balance Sheets                                          4

             Condensed Statements of Cash Flows                                5

             Notes to Condensed Financial Statements                         6-8

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS                                      9-12

    ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       13

             CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN SPECIALTY
             THERAPEUTICS, INC. AND ITS BUSINESSES                         14-15

PART II - OTHER INFORMATION

    ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              16

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                 16

Signature                                                                     17

Exhibits

PART I - FINANCIAL INFORMATION

                      Allergan Specialty Therapeutics, Inc.
                          (a development stage company)

                       Condensed Statements of Operations
                                   (unaudited)

                        (In thousands, except share data)

                                                                                     November 12,
                                                                                         1999
                                Quarter Ended               Nine Months Ended        (Inception)
                                September 30,                 September 30,               to
                          ------------------------      ------------------------    September 30,
                             1999           1998           1999          1998            1999
                          ---------      ---------      ---------      ---------  -----------------
Revenues                  $   1,293       $  3,004      $   5,785      $   6,512      $  14,828

Costs and expenses:
     Research and
       development           12,762          8,626         35,408         24,754         71,294
     Technology fees          1,375          1,375          4,125          5,145         10,645
     General and
       administrative           262            284            873            414          1,806
                          ---------      ---------      ---------      ---------      ---------

     Total costs and
       expenses              14,399         10,285         40,406         30,313         83,745
                          ---------      ---------      ---------      ---------      ---------

Loss before income
  taxes                     (13,106)        (7,281)       (34,621)       (23,801)       (68,917)
Provision for taxes           2,003            938          3,478          1,860          5,990
                          ---------      ---------      ---------      ---------      ---------

Net loss                  $ (15,109)     $  (8,219)     $ (38,099)     $ (25,661)     $ (74,907)
                          =========      =========      =========      =========      =========

Basic and diluted
  loss per share          $   (4.62)     $   (2.51)     $  (11.64)     $   (7.84)     $  (22.88)
                          =========      =========      =========      =========      =========

Basic and diluted
  shares outstanding      3,273,690      3,273,690      3,273,690      3,273,690      3,273,690

See accompanying notes to condensed financial statements.

                      Allergan Specialty Therapeutics, Inc.
                          (a development stage company)

                            Condensed Balance Sheets
                                   (unaudited)
                        (In thousands, except share data)

                                                          September 30,     December 31,
                                                              1999              1998
                                                          -------------     ------------
                                         ASSETS

Cash                                                        $     100        $      --
Investments                                                   118,585          158,667
Prepaid technology fees                                         5,623            4,723
Other assets                                                    1,297            1,747
                                                            ---------        ---------
                                                            $ 125,605        $ 165,137
                                                            =========        =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities:
        Payable to Allergan, Inc.                           $   4,418        $   4,509
        Accounts payable and accrued liabilities                   --              295
                                                            ---------        ---------

                 Total liabilities                              4,418            4,804


 Stockholders' equity:
        Callable Class A Common stock,
          $.01 par value; 6,000,000 shares
          authorized, 3,272,690 issued
          and outstanding                                          33               33
        Class B Common stock,
          $1.00 par value; 1,000 shares
          authorized, issued and outstanding                        1                1
        Additional paid-in capital                            196,753          196,753
        Accumulated other comprehensive (loss)/income            (693)             354
        Deficit accumulated during development stage          (74,907)         (36,808)
                                                            ---------        ---------

                 Total stockholders' equity                   121,187          160,333
                                                            ---------        ---------
                                                            $ 125,605        $ 165,137
                                                            =========        =========

See accompanying notes to condensed financial statements.

                      Allergan Specialty Therapeutics, Inc.
                          (a development stage company)

                       Condensed Statements of Cash Flows
                                   (unaudited)

                                 (In thousands)

                                                      Nine Months Ended             Inception
                                                         September 30,                  to
                                                  --------------------------      September 30,
                                                     1999            1998              1999
                                                  ---------        ---------        ---------
 OPERATING ACTIVITIES:
        Net loss                                  $ (38,099)       $ (25,661)       $ (74,907)
        Non-cash item included in net loss:
                 Deferred income tax                    433               --             (249)
        Changes in operating assets
          and liabilities:
                 Other assets                           495           (1,320)            (570)
                 Prepaid technology fees               (900)          (4,210)          (5,623)
                 Payable to Allergan, Inc.              (91)           3,928            4,418
                 Accounts payable and
                   accrued liabilities                  (23)             955               --
                                                  ---------        ---------        ---------
                 Net cash used in
                   operating activities             (38,185)         (26,308)         (76,931)

INVESTING ACTIVITIES:
        Purchases of investments                     (5,884)        (182,542)        (193,035)
        Sales and maturities of
          investments                                44,169           12,114           73,279
                                                  ---------        ---------        ---------
                 Net cash provided by/
                   (used in) investing
                   activities                        38,285         (170,428)        (119,756)

FINANCING ACTIVITIES:
        Issuance of common stock                         --          200,000          200,001
        Offering costs                                   --           (3,214)          (3,214)
                                                  ---------        ---------        ---------
                 Net cash provided by
                   financing activities                  --          196,786          196,787
                                                  ---------        ---------        ---------

Net increase in cash                                    100               50              100

Cash - beginning of period                               --                1               --
                                                  ---------        ---------        ---------

Cash - end of period                              $     100        $      51        $     100
                                                  =========        =========        =========

Supplemental disclosure of cash
  paid for taxes                                  $   3,485        $   1,531        $   6,730
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

      In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles. The results of operations for the three and nine month periods ended September 30, 1999 and for the period from Inception to September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

      Use of estimates

      The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Per share information

      Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," (EPS) requires calculations for "basic earnings per share" including only actual weighted shares outstanding and "diluted earnings per share" including the effect of any common equivalent shares or other items that are dilutive. The Company has no common equivalent shares or other items that are dilutive. The reconciliations of the numerators and denominators of the basic and diluted loss per share computations for the quarter and nine month periods ended September 30, 1999 and 1998 and for the period from Inception to September 30, 1999 are as follows:

Allergan Specialty Therapeutics, Inc.

Notes to Condensed Financial Statements


1.   Basis of Presentation and Significant Accounting Policies (Continued)

                                 Quarter Ended           Nine Months Ended
                                 September 30,             September 30,            Inception
                           -----------------------     -----------------------   to September 30,
                              1999         1998          1999          1998           1999
                           ---------     ---------     ---------     ---------    --------------
Loss during period
  (in thousands)           $ (15,109)    $  (8,219)    $ (38,099)    $ (25,661)     $ (74,907)

Basic and diluted
  shares outstanding       3,273,690     3,273,690     3,273,690     3,273,690      3,273,690

Per share loss
  during period            $   (4.62)    $   (2.51)    $  (11.64)    $   (7.84)     $  (22.88)


      Reclassifications

      Certain reclassifications have been made to prior periods in order to conform with current period presentation.

2.    Comprehensive Income (Loss)

      SFAS No. 130, "Reporting Comprehensive Income," established standards for reporting comprehensive income and its components. Other comprehensive loss is comprised of unrealized loss on investments. Other comprehensive loss for the quarters and nine month periods ended September 30,1999 and 1998 and for the period from Inception to September 30, 1999 are as follows:

                                                           Quarter Ended September 30,
                              ------------------------------------------------------------------------------------
                                                1999                                       1998
                              -----------------------------------------    ---------------------------------------
                                                 Tax                                        Tax
                              Before-tax      (expense)      Net-of-tax    Before-tax    (expense)      Net-of-tax
                                amount        or benefit       amount        amount      or benefit       amount
                              ----------      ----------     ----------    ----------    ----------     ----------
                                                                  (in thousands)
Unrealized holdings (loss)
  gain arising during period    $(75)             $31         $   (44)       $1,641         $(712)        $   929
                                ====              ===                        ======

Net loss                                                      (15,109)                                     (8,219)
                                                             --------                                     -------

Total other comprehensive
  loss                                                       $(15,153)                                    $(7,290)
                                                             ========                                     =======

Allergan Specialty Therapeutics, Inc.

Notes to Condensed Financial Statements

2.       Comprehensive Income (Loss) (Continued)

                                                          Nine Months Ended September 30,
                              ------------------------------------------------------------------------------------
                                                 1999                                       1998
                              -----------------------------------------    ---------------------------------------
                                                 Tax                                        Tax
                              Before-tax      (expense)      Net-of-tax    Before-tax    (expense)      Net-of-tax
                                amount        or benefit       amount        amount      or benefit       amount
                              ----------      ----------     ----------    ----------    ----------     ----------
                                                                    (in thousands)
Unrealized holdings (loss)
  gain arising during period   $(1,797)          $750         $ (1,047)      $1,496        $(761)        $    735
                               =======           ====                        ======
Net loss                                                       (38,099)                                   (25,661)
                                                              --------                                   --------
Total other comprehensive
  loss                                                        $(39,146)                                  $(24,926)
                                                              ========                                   ========


                                       Inception to September 30, 1999
                              --------------------------------------------------
                                                    Tax
                              Before-tax         (expense)            Net-of-tax
                                amount           or benefit             amount
                              ----------         ----------           ----------
                                               (in thousands)
Unrealized holdings loss
  arising during period        $(1,171)          $    478             $   (693)
                               =======           ========

Net loss                                                               (74,907)
                                                                      --------
Total other comprehensive
  loss                                                                $(75,600)
                                                                      ========

                      ALLERGAN SPECIALTY THERAPEUTICS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

RESULTS OF OPERATIONS

Net interest and investment income earned on investments were $1,293,000 and $2,504,000 for the quarters ended September 30, 1999 and 1998, respectively, and $5,385,000 and $6,012,000 for the nine month periods ended September 30, 1999 and 1998, respectively. ASTI earned investment income of $13,928,000 for the period from Inception (November 12, 1997) through September 30, 1999. Interest and investment income was earned subsequent to March 10, 1998, the date Allergan contributed $200 million to ASTI. In the future, as ASTI's funds are used pursuant to the R&D Agreement and to pay the technology fee pursuant to the Technology Agreement, lower cash balances will be available for investment and therefore interest and investment income is expected to decrease.

Research and development expenses were $12,762,000 and $8,626,000 for the quarters ended September 30, 1999 and 1998, respectively, and $35,408,000 and $24,754,000 for the nine month periods ended September 30, 1999 and 1998, respectively. Research and development expenses were $71,294,000 for the period from Inception through September 30, 1999. ASTI paid technology fees of $1,675,000 and $2,500,000 to Allergan during the quarters ended September 30, 1999 and 1998, respectively, and $5,025,000 and $9,355,000 for the nine month periods ended September 30, 1999 and 1998, respectively. ASTI paid technology fees of $16,268,000 for the period from inception to September 30, 1999, of which $5,623,000 is included in prepaid technology fees in the accompanying condensed balance sheet.

Provision for taxes were $2,003,000 and $938,000 for the quarters ended September 30, 1999 and 1998, respectively and $3,478,000 and $1,860,000 for the nine month periods ended September 30, 1999 and 1998, respectively. Provision for taxes for the period from Inception through September 30, 1999 was $5,990,000. ASTI expects to have taxable income as a result of the requirement to capitalize technology fees and its election to capitalize research and development expenses for tax purposes.

The results of operations of ASTI are expected to reflect primarily interest and investment income on the funds contributed by Allergan, and research and development expenses related to development of ASTI Products and the Technology Fee. ASTI's net losses for the quarters ended September 30, 1999 and 1998 were $15,109,000 or $4.62 per share and $8,219,000 or $2.51 per share, respectively.

Allergan Specialty Therapeutics, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1999 (Continued)

RESULTS OF OPERATIONS (Continued)

For the nine month periods ended September 30, 1999 and 1998, ASTI's net losses were $38,099,000 or $11.64 per share and $25,661,000 or $7.84 per share, respectively. ASTI's net loss for the period from Inception through September 30, 1999 was $74,907,000 or $22.88 per share. ASTI is expected to continue to record significant net losses in future periods, as expenses under its agreements with Allergan are expected to continue to exceed investment income.

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

At September 30, 1999, ASTI had cash on hand of approximately $100,000. The Company invests its excess cash in money market funds, equity securities and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines with respect to diversification and maturities in order to maintain safety and liquidity of its investment portfolio.

At September 30, 1999, ASTI had $118,585,000 in investments. ASTI classifies all investments as available-for-sale securities with net unrealized holding gains or losses as a component of other comprehensive income. ASTI liquidates investments to pay for operating expenses as needed.

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

When ASTI's Available Funds (as defined in the R&D Agreement) are below $15 million, certain events will be triggered. First, Allergan's Purchase Option with respect to all of the ASTI Class A Common Stock will terminate on the 90th day after ASTI provides Allergan with a statement that, as of the end of any calendar month, there are less than $15 million of Available Funds remaining. Such statement will be accompanied by a report of ASTI's independent auditors. In addition, Allergan has the right, for 30 days after expiration of the Purchase Option, to license any or all ASTI Products which have not yet been licensed, on a product-by-product and country-by-country basis. Allergan is under no obligation to exercise the Purchase Option or the License Option with respect to

Allergan Specialty Therapeutics, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1999 (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

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

ASTI understands the importance of identifying and addressing year 2000 compliance issues and places a high priority on the project. However, inasmuch as ASTI relies almost entirely upon Allergan's operating and accounting systems, ASTI relies upon Allergan's efforts to ensure that its systems will be year 2000 compliant. Allergan has formed a year 2000 task force (the "Y2K Task Force") to assess internal operations and the operations of significant suppliers, vendors, and other providers of goods and services. ASTI has monitored the Y2K Task Force's certification process.

The certification process is nearly complete and Allergan has indicated that its Y2K Task Force currently believes Allergan's operating and accounting systems will be year 2000 compliant without material impact on the financial position, results of operations or cash flows of either Allergan or ASTI. However, given that Allergan cannot control or thoroughly assess the compliance of its third party suppliers, vendors, providers of goods and services, or governmental agencies with which it interacts or upon which it relies, no assurance can be made that Allergan, and in turn, ASTI, will not be affected by the inability of some computer systems and programs to properly process the year 2000 and beyond.

ASTI has not incurred expenses to date to promote or ensure year 2000 compliance and does not currently anticipate that it will incur such expenses. ASTI does not anticipate that any future expenses to remedy any 2000 issues would be material to ASTI's financial position, results of operations or cash flows.

Allergan Specialty Therapeutics, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1999 (Continued)

YEAR 2000 COMPLIANCE (Continued)

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

o In February 1999, the Financial Accounting Standards Board released a revised Exposure Draft of a Proposed Statement of Financial Accounting Standards - Consolidated Financial Statements: Purpose and Policy. If adopted as a SFAS, the terms of this Exposure Draft could require Allergan to include the financial position and results of operations of ASTI in its consolidated results on a retrospective basis. It is currently unclear what effect, if any, implementation of the proposed statement would have on ASTI.

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


Date: November 11, 1999                    ALLERGAN SPECIALTY THERAPEUTICS, INC.



                                           /s/ Dwight J. Yoder
                                           -------------------------------------
                                           Dwight J. Yoder
                                           Chief Financial Officer
                                           and Duly Authorized Officer

                                 EXHIBIT INDEX

         EXHIBIT
         NUMBER               DESCRIPTION
         -------              -----------
           27                 Financial Data Schedule