Form 10-K405
period 1999-12-31
ALLERGAN SPECIALTY THERAPEUTICS INC
filed 2000-03-10
CIK 1049711

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                          COMMISSION FILE NO. 0-23641

                     ALLERGAN SPECIALTY THERAPEUTICS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           33-0779207
          (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

                 2525 DUPONT DRIVE
                IRVINE, CALIFORNIA                                         92612
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 29, 2000 was $20,202,705.*

     The number of shares outstanding of the Registrant's Class A Common Stock was 3,272,690 as of February 29, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A in connection with the 2000 Annual Meeting of Stockholders to be held on April 28, 2000 (the "2000 Annual Meeting") is incorporated herein by reference into Part III of this Report.

                                TRADEMARK CLAIMS

     Zorac(R) and Tazorac(R) (tazarotene) are trademarks of Allergan, Inc.

     Accutane(R) (isotretinoin) is a trademark of Roche.
---------------
* Excludes the Class A Common Stock held by executive officers, directors and stockholders whose beneficial ownership equals or exceeds 10% of the Class A Common Stock outstanding at December 31, 1999, as well as the 1,000 shares of Class B Common Stock that were issued and outstanding on such date, for which no public market currently exists. Exclusion of such shares should not be construed to indicate that any such stockholder possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                     PART I

ITEM 1. BUSINESS

BACKGROUND

     ASTI was formed by Allergan, Inc., a technology-driven, global health care company ("Allergan"), in November 1997 to research and develop various pharmaceutical products, including compounds based on retinoid and neuroprotective technologies. In March 1998, Allergan distributed all of the currently outstanding ASTI Class A Common Stock (the "ASTI Shares") to holders of Allergan's Common Stock, with such holders receiving one share of ASTI Class A Common Stock for each 20 shares of Allergan Common Stock held (the "Distribution"). Prior to the Distribution, Allergan contributed $200 million and licensed certain Allergan technology to ASTI, and ASTI issued to Allergan 1,000 shares of its Class B Common Stock. As the sole holder of ASTI's outstanding Class B Common Stock, Allergan has the option to repurchase all of the outstanding ASTI Shares under specified conditions. In addition, Allergan and ASTI entered into a Technology License Agreement, a Research and Development Agreement, a License Option Agreement, a Distribution Agreement and a Services Agreement (the "Allergan/ASTI Agreements"), each of which is described in the Prospectus of ASTI dated March 6, 1998 (the "Prospectus") as well as in the Notes to the Financial Statements in this Annual Report on Form 10-K. To date, ASTI has not performed, and does not intend to perform, any research, development or other activities on its own behalf, as it pays Allergan to perform all such activities pursuant to the terms of the Research and Development Agreement.

     At the inception of ASTI, ASTI focused its research and development activities on the following ASTI Products (the terms "ASTI Product," "Product Payments," "Pre-Selection Work," "Pre-Selection Product," "Developed Technology," "Developed Technology Product," "Developed Technology Royalties," "Licensed Product," "Technology Fee," and "Allergan Technology" as used herein have the definitions given them in the Prospectus): (1) Tazarotene (oral) for the treatment of cancer, acne, and psoriasis worldwide; (2) Memantine, a glutamate blocker being developed as a potential treatment to be used to halt the progression of optic nerve damage and for other ocular indications in the United States; (3) AGN 194310, an RAR antagonist/inverse agonist, being developed as a topical antidote to systemic retinoid-induced mucocutaneous toxicity and for the topical treatment of psoriasis worldwide.

     In addition to researching and developing ASTI Products, ASTI also anticipated at its inception that it would fund research and pre-clinical development of Pre-Selection Work projects to determine the suitability of projects to be elevated to ASTI Products. Since its inception, ASTI's Board of Directors has accepted additional ASTI Products offered by Allergan and has funded, and continues to fund, a number of additional promising Pre-Selection Work projects.

ASTI PRODUCTS

     The following are each of the ASTI Products owned by ASTI and on which ASTI expended research and development funds in 1999:

     1. AGN 194310

       AGN 194310 is an RAR antagonist/inverse agonist, a class of compounds having a unique biology distinct from that observed for retinoid agonists. In late 1998, ASTI filed an Investigational New Drug application ("IND") for AGN 194310 for two indications: (1) topical antidote to systemic retinoid-induced mucocutaneous toxicity and (2) topical treatment of psoriasis. AGN 194310 is currently in Phase II clinical development.

       Mucocutaneous toxicity is an almost universally observed side effect associated with the use of systemic retinoids such as Accutane(R). It is well established that mucocutaneous toxicity induced by systemic retinoids results from activation of RARs, particularly RAR gamma, and AGN 194310 is a potent antagonist of retinoid agonist activity at RARs. Thus, AGN 194310 may be effective in human clinical studies as a topical antidote to systemic retinoid-induced mucocutaneous toxicity.

     2. Tazarotene (Oral)

       Tazarotene is a potent RAR beta gamma selective agonist which was recently introduced into the market as a topical treatment for psoriasis and acne under the brand name "Tazorac(R)" in the United States and Canada and "Zorac(R)" outside the United States and Canada.

       Although ASTI has no rights in the topical formulation of Tazarotene, the oral formulation of Tazarotene is an ASTI Product, and ASTI is currently investigating a number of possible indications, including acne and psoriasis as well as oncology.

       ASTI is currently in Phase II clinical development for the oral Tazarotene acne and psoriasis indications. A Phase I study is also currently ongoing to determine the maximum tolerated dose for use in oncology.

     3. Memantine

       Memantine is a glutamate receptor blocker, which has been shown to protect nerve cells from injury and death in a number of in vitro and in vivo studies.

       In 1995, Allergan obtained exclusive ophthalmic rights to Memantine from Children's Hospital, Boston Massachusetts, and Merz + Co. GmbH & Co. The Allergan United States rights to Memantine were given to ASTI as an ASTI Product, and ASTI is investigating Memantine as a possible treatment for glaucoma. Memantine is in Phase III clinical development for the treatment of glaucoma.

     4. Androgen Tears

       Dry eye or keratoconjunctivitis ("KCS") is a potentially debilitating disease, which affects more than 30 million people worldwide.

       Topical androgens have been shown to suppress the abnormal cell death associated with KCS and may also reestablish the normal anti-inflammatory ocular surface and lachrymal glands and allow for resolution of the symptoms associated with KCS.

       An IND was filed for Androgen Tears and the project was elevated to an ASTI Product in 1999, and a Phase I study was completed in 1999.

       In addition to the ASTI Products on which research and development funds were expended in 1999, Allergan proposed and ASTI's Board accepted three additional ASTI Products for 2000 and beyond:

             (1) A hypotensive lipid/timolol combination compound to be studied for the treatment of ocular hypertension and primary open angle glaucoma (currently in pre-clinical development);

             (2) A ketorolac/oflaxacin combination compound to be studied for the treatment of infectious corneal ulcers (currently in Phase I);

             (3) A novel clostridia endotoxin derivative.

PRE-SELECTION WORK

     In addition to ASTI Products, ASTI funded research and development in Pre-Selection Work projects, including those below, to explore additional candidates for ASTI Products:

     1. RAR Alpha Selective Retinoids and Other Retinoids

       ASTI has funded research and development of retinoid compounds, including retinoid compounds which are selective for receptor families, as well as for individual receptor subtypes, in search of potential candidates for additional ASTI Products.

       For instance, Allergan has identified several series of RAR alpha specific agonists. Studies in pre-clinical models suggest that RAR alpha specific agonists may be of potential use in cancer such as breast cancer and leukemia.

     2. Vision Sparing Project

       In collaboration with Cambridge NeuroSciences, Inc. ("CNSI"), ASTI has been funding research and development to identify novel treatments designed to protect the retina and optic nerve from glaucomatous injury.

     3. Retinal Disease Project

       In 1999, ASTI continued to fund research and development into treatment of unwanted growth of new blood vessels in the retina or subretinal space, which growth has been associated with vision loss in patients with retinal diseases such as age-related macular degeneration.

     4. Cytochroma Project

       In 1999, ASTI also funded research into the development of a specific P450 RAI inhibitor for the topical treatment of photo-damaged skin and acne. This work is being conducted pursuant to a collaboration with Cytochroma, Inc.

POTENTIAL RESEARCH AND DEVELOPMENT EXPENDITURES

     Product development activity includes costs of pre-clinical studies; costs of Phase I, Phase II and Phase III human clinical trials; and costs of preparation and filing with the FDA (or similar governmental bodies in other countries) to register drugs for sale. It is anticipated that if ASTI were to fund the continued research and development of the current ASTI Products through FDA review for marketing clearance, the funding of these activities, together with the Pre-Selection Work expected to be undertaken by Allergan and funded by ASTI, would substantially exceed the remaining "Available Funds" (the $200 million contributed to ASTI by Allergan in connection with the Distribution, plus any investment income earned thereon, less certain research and development costs, ASTI's administrative expenses and the Technology Fee). Any estimates regarding costs and the use of Available Funds will change as ASTI Products are researched and developed and as projects are added or removed as ASTI Products. Because of the long-range nature of any pharmaceutical product research and development plan, research and development of a particular product or products could accelerate, slow down or be discontinued, research and development with respect to additional ASTI Products could be commenced, technology or products could be purchased or licensed, and other unforeseen events could occur, all of which would significantly affect the timing and amount of expenditures. The Board of Directors of ASTI recently approved a research and development plan for the year ending December 31, 2000 which, if executed in its entirety, would represent an acceleration in spending on ASTI's research and development programs. This potential accelerated spending is the result of the acceptance by ASTI of more research and development projects as well as more rapid research and development of compounds than anticipated at the time of ASTI's formation. ASTI anticipates the acceleration of spending could result in the use of substantially all of the funds available for research and development remaining in ASTI in the first half of 2001. See "Certain Risk Factors Related to the Company's Business -- No Assurance of Continued Research or Development of ASTI Products."

RELATIONSHIP BETWEEN ASTI AND ALLERGAN

     ASTI performs its research and development through a number of agreements with Allergan, including a Distribution Agreement, Technology License Agreement, Research and Development Agreement, License Option Agreement, and Services Agreement, each of which agreements is more fully described in the Prospectus.

     Additionally, ASTI's Restated Certificate of Incorporation provides that Allergan has an irrevocable option to purchase all of the issued and outstanding ASTI Shares (the "Purchase Option"). This Purchase Option will terminate on the 90th day after the date on which Allergan receives notice that the amount of cash and marketable securities held by ASTI is less than $15 million. If the Purchase Option is exercised, the exercise price will be the greatest of:

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

          (b) the fair market value of 1,000,000 shares of Allergan Common Stock determined as of the date Allergan provides notice of its intention to exercise its Purchase Option;

          (c) $250 million less the aggregate amount of all Technology Fee payments and research and development costs paid or incurred by ASTI as of the date the Purchase Option is exercised; or

          (d) $60 million.

     Pursuant to the License Option Agreement, ASTI has also granted a License Option to Allergan pursuant to which Allergan may, on a product-by-product and country-by-country basis, obtain from ASTI a perpetual, exclusive license (with the right to sublicense) to research, develop, make, have made and use an ASTI Product and to sell and have sold such product in the country or countries as to which the License Option is exercised. The License Option is described more fully in the Prospectus.

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

     In addition, ASTI may use substantial unpatented technology. There can be no assurance that others will not develop similar technology. Allergan licenses certain intellectual property from third parties which it will sublicense to ASTI pursuant to the Technology License Agreement. Under the terms of certain of its license agreements, Allergan may be obligated to exercise diligence and make certain royalty and milestone payments as well as incur costs related to filing and prosecuting the underlying patents. Each agreement is terminable by either party upon notice if the other party defaults in its obligations. Should Allergan default under any of its agreements, Allergan and therefore ASTI may lose their rights to market and sell products based upon such licensed technology. In addition, there can be no assurance that Allergan's licensors will meet their obligations to Allergan pursuant to such licenses. In such event, ASTI's results of operations and business prospects would be materially and adversely affected. See "Certain Risk Factors Related to the Company's Business -- Reliance on Proprietary Technologies; Unpredictability of Patent Protection."

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

COMPETITION

     Any ASTI Product successfully developed under the Research and Development Agreement will face competition from other therapies for the same indications. Competitors potentially include any of the world's pharmaceutical and biotechnology companies. Allergan is also free to develop competitive products for its own account. Furthermore, the fundamental technology underlying retinoids licensed to ASTI is also cross-licensed to Ligand Pharmaceuticals Incorporated ("Ligand") and therefore competition from similar activities by Ligand in retinoids is likely. In addition, pursuant to the agreement between Allergan and Ligand, each party has been granted non-exclusive rights to use the Allergan Ligand Retinoid Therapeutics, Inc. ("ALRT") technology with respect to any unsynthesized compounds, provided that such license will become exclusive with respect to any compound with respect to which an IND is filed with and accepted by the FDA. Accordingly, no assurance can be given that Ligand will not be the first party to file an IND with respect to any retinoid compound under research by ASTI, thereby preventing ASTI and Allergan from undertaking any further research, development or commercialization with respect to such compound. See "Certain Risk Factors Related to the Company's
Business -- Competition."

EMPLOYEES

     At December 31, 1999, ASTI had no full-time employees, and all of the Company's executive officers are affiliated with Allergan, the holder of all of the Company's outstanding Class B Common Stock.

                               EXECUTIVE OFFICERS

     The executive officers of ASTI and their ages as of March 1, 2000 are as follows:

                NAME                   AGE                 POSITION
                ----                   ---                 --------
William C. Shepherd..................  61    Chairman of the Board, President and
                                             Chief Executive Officer
Douglas S. Ingram....................  37    General Counsel and Secretary
Dwight J. Yoder......................  54    Chief Financial Officer

     Officers are appointed by and hold office at the pleasure of the Board of Directors.

     Mr. Shepherd has been President and Chief Executive Officer of the Company since March 1998. He also served as Chairman of the Board of Allergan, from January 1996, and as Allergan's President and Chief Executive Officer from 1992, until his retirement effective January 1, 1998. Since his retirement, Mr. Shepherd has served as a consultant to Allergan. Mr. Shepherd first joined Allergan in 1966 and from 1984 to 1991, was its President and Chief Operating Officer. He serves on the Board of Directors of ANSYS Diagnostics, Inc., a private company engaged in the development, manufacture and marketing of disposable medical diagnostic products. Mr. Shepherd was elected to the ASTI Board in 1998.

     Mr. Ingram has been the General Counsel and Secretary of the Company since October 1998. He has also been the Associate General Counsel of Allergan since August 1998, and its Assistant Secretary since November 1998. Prior to that, Mr. Ingram was Allergan's Assistant General Counsel from January 1998 and Senior Attorney and Chief Litigation Counsel of Allergan from March 1996, when he first joined Allergan. Prior to joining Allergan, Mr. Ingram was, from August 1988 to March 1996, an attorney with the Orange County office of the law firm Gibson, Dunn & Crutcher.

     Mr. Yoder has been the Chief Financial Officer of the Company since its formation in November 1997 and had been the Chief Financial Officer of Allergan Ligand Retinoid Therapeutics, Inc. from July 1995 until November 1997. Mr. Yoder has been Senior Vice President of Allergan from January 2000. Mr. Yoder was Senior Vice President and Controller of Allergan from July 1996 to January 2000, and was its Vice President and Controller from 1990, when he first joined Allergan. Mr. Yoder is a member of the Board of Directors of the Southern California Chapter of the Arthritis Foundation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The ASTI Shares are subject to the Purchase Option. See "Relationship Between ASTI and Allergan" under Part I above.

     The following table shows the quarterly price range of the ASTI Shares during the period listed, as reported on the Nasdaq National Market. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                1999                 1998
                                       ---------------------   -----------------
         CALENDAR QUARTER                 HIGH        LOW       HIGH       LOW
         ----------------              ---------   ---------   -------   -------
First(1).............................  $10         $ 9 1/4     $13       $ 9
Second...............................   11           9 33/64    12 1/2    10
Third................................   12 1/2      10 3/8      10 5/8     9
Fourth...............................   13 11/16    11 1/2       9 7/8     8 1/4

---------------
(1) The first quarter of 1998 is deemed to have started on March 10, 1998, the date on which the Company's Class A Common Stock was first traded on the Nasdaq National Market.

     The Class A Common Stock of ASTI is traded on the Nasdaq National Market under the symbol "ASTI." The last sales price for the Company's Class A Common Stock, as reported by the Nasdaq National Market on February 29, 2000, was $15.00.

     At February 29, 2000, there was one holder of record of the Class B Common Stock (Allergan), and there were 6,564 holders of record of the Class A Common Stock. This number does not reflect persons or entities who hold their Class A Common Stock in nominee or "street name" through various brokerage firms.

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

                                                                                                   CUMULATIVE
                                                                             PERIOD FROM           PERIOD FROM
                                                                            NOVEMBER 12,          NOVEMBER 12,
                                                                                1997                  1997
                                    YEAR ENDED          YEAR ENDED       (DATE OF INCEPTION)   (DATE OF INCEPTION)
                                   DECEMBER 31,        DECEMBER 31,        TO DECEMBER 31,       TO DECEMBER 31,
IN THOUSANDS, EXCEPT SHARE DATA        1999                1998                 1997                  1999
-------------------------------  -----------------   -----------------   -------------------   -------------------
RESULTS OF OPERATIONS:
Revenues.......................     $    7,110          $    9,043              $ --               $   16,153
Costs and expenses
  Research and development.....         49,200              35,886                --                   85,086
  Technology fees..............          5,500               6,520                --                   12,020
  General and administrative
     expenses..................          1,198                 933                --                    2,131
                                    ----------          ----------              ----               ----------
          Total costs and
            expenses...........         55,898              43,339                --                   99,237
                                    ----------          ----------              ----               ----------
Net loss.......................     $  (52,806)         $  (36,808)             $ --               $  (89,614)
                                    ==========          ==========              ====               ==========
Basic and diluted loss per
  share........................     $   (16.13)         $   (11.24)             $ --               $   (27.37)
                                    ==========          ==========              ====               ==========
Basic and diluted shares
  outstanding..................      3,273,690           3,273,690               100                3,273,690

                                                DECEMBER 31, 1999   DECEMBER 31, 1998   DECEMBER 31, 1997
                                                -----------------   -----------------   -----------------
BALANCE SHEET DATA:
Cash..........................................      $     47            $     --               $ 1
Investments...................................       105,252             158,667                --
Total assets..................................       112,022             165,137                 1
Payable to Allergan, Inc......................         6,047               4,509                --
Total liabilities.............................         6,047               4,804                --
Total stockholders' equity....................       105,975             160,333                 1

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Allergan contributed a total of $200 million in cash to ASTI in March 1998. Through December 31, 1999, ASTI's funds were used primarily to fund activities conducted under the Research and Development Agreement with Allergan and to reimburse Allergan for the research and development costs relating to the ASTI Products and Pre-Selection Work. Remaining funds will be used primarily to continue the funding of activities under the Research and Development Agreement with Allergan. At the time of its formation, ASTI was projected to spend its funds over a five-year period. The Board of Directors of ASTI recently approved a research and development plan for the year ending December 31, 2000 which, if executed in its entirety, would represent an acceleration in spending on ASTI's research and development programs. This potential accelerated spending is the result of the acceptance by ASTI of more research and development projects as well as more rapid research and development of compounds than anticipated at the time of ASTI's formation. ASTI anticipates the acceleration of spending could result in the use of substantially all of the funds available for research and development remaining in ASTI in the first half of 2001. Pursuant to ASTI's Restated Certificate of Incorporation and Allergan's rights as the sole holder of all of the ASTI Class B Common Stock, Allergan has certain rights (but no obligation) to purchase all of the ASTI Class A Common Stock, which purchase rights could be triggered by the use of substantially all of ASTI's funds. Allergan's purchase rights, which expire if not exercised by Allergan by the 90th day after the date on which Allergan receives notice that the amount of cash and marketable securities held by ASTI is less than $15 million, are summarized in

ASTI's Prospectus dated March 6, 1998. See also "No Assurance of Continued Research or Development of ASTI Products" at page 13 for further discussion of factors impacting the rate of ASTI spending on research and development.

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

     There can be no assurance, particularly given the existence of the Allergan/ASTI Agreements, that ASTI will be able to raise any additional capital. Such additional capital, if raised, would most likely reduce the per share proceeds available to holders of ASTI Shares if the Purchase Option were to be exercised. See "Relationship Between ASTI and Allergan."

OPERATIONS

     From ASTI's formation and continuing through completion of the development stage of the ASTI Products or until Allergan exercises its Purchase Option, ASTI's operations will be conducted largely pursuant to the Allergan/ASTI Agreements.

     ASTI's revenues consist primarily of interest and investment income (which has been included in Available Funds). In later years, ASTI may receive revenues through the commercialization of ASTI Products either from Allergan in the form of Product Payments, if Allergan were to exercise its License Option for any ASTI Product, or otherwise if Allergan's License Option for any ASTI Product were to expire unexercised and ASTI were to commercialize the product alone or with a third party. ASTI also may receive revenues in the form of Developed Technology Royalties or Pre-Selection Product payments. ASTI received $400,000 in 1999 and $500,000 in 1998 in Pre-Selection Product payments in connection with a collaboration agreement between Allergan and Warner-Lambert (see note 4 to Financial Statements). However, ASTI is not expected to earn substantial revenues, other than interest and investment income, unless or until ASTI Products or, to a lesser extent, Pre-Selection Products or Developed Technology Products are successfully commercialized. As a result of the foregoing factors, it is anticipated that ASTI will incur substantial losses which will likely be recurring.

     ASTI incurred a net loss of $52.8 million in 1999 and $36.8 million in 1998. Interest and investment income was $7.1 in 1999 and $9.0 million in 1998 as a result of investment of the unexpended cash held by ASTI from its commencement of operations on March 10, 1998. Interest will decrease in the future, subject to general interest rate trends, as funds are used in performance of research and development activities.

     Research and development expenses were $49.2 million in 1999 and $35.9 million in 1998. The 1998 amount includes reimbursement to Allergan for research and development services performed during the period from October 24, 1997 through March 9, 1998. ASTI expects spending on research and development programs to accelerate in 2000. This potential accelerated spending is the result of the acceptance by ASTI of more research and development projects as well as more rapid research and development of compounds than anticipated at the time of ASTI's formation. ASTI anticipates the acceleration of spending could result in the use of substantially all of the funds available for research and development remaining in ASTI in the first half of 2001.

     ASTI's expenses largely have been and will in the future be incurred under the Allergan/ASTI Agreements. ASTI will have research and development expenses as a result of (i) the payment of research and development costs under the Research and Development Agreement, most likely through reimbursements to Allergan, and (ii) payment of the Technology Fee to Allergan under the Technology License Agreement. The Technology License Agreement provides that the Technology Fee will be payable monthly by ASTI over a period of four years and will be $833,333 for each of the 12 months following October 23, 1997, $558,333 per month for the following 12 months, $275,000 per month for the following 12 months and $166,667 per month for the following 12 months; provided that the Technology Fee will no longer be payable at such time as fewer than two ASTI Products are being researched or developed by ASTI and/or have been licensed by Allergan. The Technology Fee is for ASTI's use of Allergan Technology existing as of the date of the Technology License Agreement or during the term of the Research and Development Agreement. The Technology Fee payment amounts are based upon the expected value of the originally transferred technology. The value of the technology transferred is expected to decrease as ASTI further develops the technology on its own. The Technology Fee is being expensed by ASTI on a straight-line basis over 48 months.

     Pursuant to the Research and Development Agreement, Allergan charges ASTI for both "direct" and "indirect" research and development costs based on Allergan's internal R&D Project Accounting System, as well as an amount equal to 10% of such direct and indirect costs representing an allocation of Allergan corporate overhead. Direct costs include third party contract costs, such as those expenses paid to outside vendors, which can be directly identified to a specific research and development program or project. Indirect costs include the fully-absorbed cost of labor which can be specifically identified with or physically traced to a project using the internal Allergan R&D Project Accounting System. The fully-absorbed cost of labor included with indirect costs consists of actual labor hours charged to ASTI projects plus research and development overhead costs of approximately 200% to 250% of such actual labor hours charged. The research and development overhead allocations are based upon Allergan's historical overhead experience arising from its research and development activities and include only overhead costs incurred by Allergan's Research and Development Department.

     In addition, in order to fully and fairly allocate an appropriate portion of Allergan's general corporate overhead to projects undertaken by Allergan on behalf of ASTI, an amount equal to 10% of the fully-absorbed cost of labor for each ASTI project is added to the amount charged by Allergan to ASTI. Such costs are separate and distinct from the direct and indirect costs charged to research and development identified in the Research and Development Agreement. Such costs are charged to ASTI by Allergan for the purpose of recovery of such costs applicable to ASTI projects.

     Items included in general corporate overhead include human resources, accounting, treasury, payroll, accounts payable, legal, procurement, tax and common area maintenance costs. None of these services is performed within Allergan's Research and Development Department. As a result, such costs are in addition to the costs incurred within research and development as described in the Research and Development Agreement. A portion of the costs of these services calculated to be attributable to Allergan's Research and Development Department comprises the 10% allocation of Allergan corporate overhead. The 10% proportionate share is based on the number of Research and Development Department personnel relative to total personnel at Allergan's corporate headquarters.

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

     In addition to those risks identified elsewhere in this Annual Report on Form 10-K, the Company's business and results of operations are subject to other risks, including the following risk factors:

     NEW COMPANY. ASTI was formed in late 1997 and is subject to the risks inherent in the establishment of a new business enterprise in the biotechnology industry. ASTI will incur substantial losses for several years due to the long-term nature of the research and development of pharmaceutical products through clinical testing and the regulatory process, which losses may never be recovered.

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

     Allergan licenses certain intellectual property from third parties which it will sublicense to ASTI pursuant to the Technology License Agreement. Under the terms of certain of its license agreements, Allergan may be obligated to exercise diligence and make certain royalty and milestone payments as well as incur costs related to filing and prosecuting the underlying patents. Each agreement is terminable by either party upon notice if the other party defaults in its obligations. Should Allergan default under any of its agreements, Allergan and therefore ASTI may lose their rights to market and sell products based upon such licensed technology. In addition, there can be no assurance that Allergan's licensors will meet their obligations to Allergan pursuant to such licenses. In such event, ASTI's results of operations and business prospects would be materially and adversely affected.

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

     The fundamental technology underlying retinoids licensed to ASTI is also cross-licensed to Ligand and therefore competition from similar activities by Ligand and its collaborators in retinoids is likely. In addition, pursuant to an agreement between Allergan and Ligand, each party has been granted non-exclusive rights to use any unsynthesized compounds developed by ALRT provided that such license will become exclusive with respect to any compound for which an IND is filed with and accepted by the FDA. Accordingly, no assurance can be given that Ligand will not be the first party to file an IND with respect to any retinoid compound under research by ASTI, thereby preventing ASTI and Allergan from undertaking any further research, development or commercialization with respect to such compound.

     POTENTIAL CONFLICTS OF INTEREST BETWEEN ALLERGAN AND ASTI. Because Allergan may develop and/or market products (including Developed Technology Products and Pre-Selection Products) for its own account, independent of ASTI, that compete directly with ASTI Products, Allergan and ASTI may have conflicting interests with respect to certain products and/or certain markets. In addition, ASTI Products, Developed Technology Products and Pre-Selection Products may compete with one another. Allergan Technology excludes, and ASTI will have no rights with respect to, any topical formulation of Tazarotene. Allergan is currently marketing a topical formulation of Tazarotene for the treatment of psoriasis and acne in the United States and Canada under the brand name "Tazorac" and outside of the United States and Canada under the brand name "Zorac."

     DEPENDENCE ON ALLERGAN FOR PERSONNEL AND FACILITIES. ASTI will depend substantially on Allergan for research and development activities to be performed under the Research and Development Agreement. Although ASTI may perform directly, or engage other third parties to perform on its behalf, some of these activities, it is likely that Allergan will be responsible for executing substantially all of ASTI's research and development activities. While Allergan believes that its current and planned personnel and facilities will be adequate for the performance of its duties under the Research and Development Agreement, such personnel will perform services in the same facilities for Allergan itself. Subject to Allergan's obligation to use diligent efforts under the Research and Development Agreement, Allergan may allocate its personnel and facilities as it deems appropriate. Allergan's own research and development activities may restrict the resources that otherwise would be available for performing Allergan's duties under the Research and Development Agreement.

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

     If Allergan exercises its License Option for any ASTI Product, Allergan will have the right to commercialize the product with third parties on such terms as Allergan deems appropriate. In such event, payments from Allergan to ASTI with respect to the ASTI Products will be based solely on sublicensing revenues received from such third parties.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     ASTI does not use derivative financial instruments in its non-trading investment portfolio. The Company's primary investment objective is preservation of capital in order to fund research and development of potential pharmaceutical products incurred pursuant to the Company's agreements with Allergan. (See note 4 to Financial Statements). As such, the Company invests its excess cash in money market funds, equity securities and debt instruments of financial institutions and corporations that have at least an "A" or equivalent credit rating. Interest and investment income earned on the Company's investment portfolio is most sensitive to fluctuations in the general level of U.S. interest rates. The Company mitigates interest rate risk by a program of diversification so that exposure to risks relating to a single security or investment manager is minimal. Further, the Company invests in money market funds and debt instruments with varying maturity dates to correspond to anticipated research and development expenses. These securities typically bear minimal credit risk and ASTI has not experienced any losses on its investments to date due to credit risk.

     At December 31, 1999, the Company had investments in equity securities with a fair market value of $14,813,000 and such investments are subject to price risk. The Company's equity securities are generally invested in companies that have a history of paying dividends. The Company addresses price risk by a program of diversification so that exposure to risks relating to a single security is minimal.

     The following tables provide information about the Company's investment portfolio as of December 31, 1999 and 1998.

                                                               1999
                                      ------------------------------------------------------
                                       AMORTIZED     UNREALIZED   UNREALIZED    FAIR MARKET
                                          COST          GAIN         LOSS          VALUE
                                      ------------   ----------   -----------   ------------
Commercial paper and money market
  funds.............................  $ 26,831,000    $ 59,000    $        --   $ 26,890,000
Certificates of deposit.............    13,551,000                    (15,000)    13,536,000
U.S. government debt securities.....    25,644,000                   (241,000)    25,403,000
Corporate debt securities...........    24,831,000                   (221,000)    24,610,000
Equity securities...................    16,414,000                 (1,601,000)    14,813,000
                                      ------------    --------    -----------   ------------
                                      $107,271,000    $ 59,000    $(2,078,000)  $105,252,000
                                      ============    ========    ===========   ============

                                                               1998
                                      ------------------------------------------------------
                                       AMORTIZED     UNREALIZED   UNREALIZED    FAIR MARKET
                                          COST          GAIN         LOSS          VALUE
                                      ------------   ----------   -----------   ------------
Commercial paper and money market
  funds.............................  $  5,709,000    $  4,000    $        --   $  5,713,000
Certificates of deposit.............    19,621,000      68,000             --     19,689,000
U.S. government debt securities.....    57,706,000     457,000             --     58,163,000
Corporate debt securities...........    60,800,000     145,000             --     60,945,000
Equity securities...................    14,205,000          --    $   (48,000)    14,157,000
                                      ------------    --------    -----------   ------------
                                      $158,041,000    $674,000    $   (48,000)  $158,667,000
                                      ============    ========    ===========   ============

     The amortized cost, estimated fair value of investments and range of rates of return of debt securities at December 31, 1999, by contractual maturity, are presented below. Investments in equity securities are classified as due after three years. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. Further, all of the Company's investments are classified as available-for-sale, and the Company may instruct its professional investment managers to liquidate any or all of its investments prior to their contractual maturity dates.

                                                                             PERCENTAGE
                                              AMORTIZED      ESTIMATED     RATES OF RETURN
                                                 COST        FAIR VALUE        (RANGE)
                                             ------------   ------------   ---------------
Due in one year or less....................  $ 61,983,000   $ 61,989,000   5.08% - 10.38%
Due after one year through three years.....    25,782,000     25,474,000   5.38% -  8.71%
Due after three years......................    19,506,000     17,789,000   5.75% -  6.13%
                                             ------------   ------------
                                             $107,271,000   $105,252,000
                                             ============   ============

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data of the Company required by this item are listed under item 14(a)(1) and (2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See the section entitled "Executive Officers" in Part I, Item 1 hereof for information regarding executive officers.

     The information required by this item with respect to directors is incorporated by reference from the information under the caption "Election of Directors" contained in the Company's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 2000 Annual Meeting (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information under the caption "Compensation of Executive Officers" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information under the caption contained in "Certain Relationships and Related Transactions" contained in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Index to Financial Statements

     The financial statements required by this item are submitted in a separate section beginning on page F-1 of this Annual Report on Form 10-K.

                                                               PAGE
                                                              NUMBER
                                                              ------
Report of KPMG LLP, Independent Auditors....................   F-2
Balance Sheets at December 31, 1999 and 1998................   F-3
Statements of Operations for the years ended December 31,
  1999 and 1998, the period from November 12, 1997
  (inception) to December 31, 1997, and the cumulative
  period from November 12, 1997 (inception) to December 31,
  1999......................................................   F-4
Statements of Stockholders' Equity for the years ended
  December 31, 1998 and 1999, the period from November 12,
  1997 (inception) to December 31, 1997, and the cumulative
  period from November 12, 1997 (inception) to December 31,
  1999......................................................   F-5
Statements of Cash Flows for the years ended December 31,
  1999 and 1998, the period from November 12, 1997
  (inception) to December 31, 1997, and the cumulative
  period from November 12, 1997 (inception) to December 31,
  1999......................................................   F-6
Notes to Financial Statements...............................   F-7

     (a)(2) Index to Financial Statement Schedules

     None.

     (a)(3) Index to Exhibits

EXHIBIT     EXHIBIT
FOOTNOTE    NUMBER                             DESCRIPTION
--------    -------                            -----------
  (1)          3.1     Amended and Restated Certificate of Incorporation of ASTI.
  (2)          3.2     Bylaws of ASTI.
  (2)          4.1     Specimen Certificate of Class A Common Stock of ASTI.
  (3)         10.1     Research and Development Agreement dated as of March 6, 1998 between the Company and Allergan, Inc. ("Allergan").
  (3)         10.2     Technology License Agreement dated as of March 6, 1998
                       between the Company and Allergan.
  (3)         10.3     Services Agreement dated as of March 6, 1998 between the
                       Company and Allergan.
  (3)         10.4     License Option Agreement dated as of March 6, 1998 between the Company and Allergan.
  (3)         10.5     Distribution Agreement dated as of March 6, 1998 between the
                       Company and Allergan.
  (4)         10.6     Letter agreement dated as of October 23, 1998 between the
                       Company and Allergan.
  (1)         10.7     Waiver letter dated as of October 23, 1998 between the
                       Company and Allergan.
              24.1     Power of Attorney. Reference is made to page 22.
              27       Financial Data Schedule.

---------------
(1) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's Registration Statement on From S-1 (No. 333-40503) or amendments thereto and incorporated herein by reference.

(3) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.

(4) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.

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

                                          ALLERGAN SPECIALTY THERAPEUTICS, INC.

                                          By:    /s/ WILLIAM C. SHEPHERD
                                            ------------------------------------
                                                    William C. Shepherd
                                              Chairman of the Board, President
                                                and Chief Executive Officer

Date: March 10, 2000

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Douglas S. Ingram and Dwight J. Yoder, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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

                     SIGNATURES                                      TITLE                    DATE
                     ----------                                      -----                    ----
               /s/ WILLIAM C. SHEPHERD                     Chairman of the Board,        March 10, 2000
-----------------------------------------------------      President and Chief
                 William C. Shepherd                       Executive Officer
                                                           (Principal Executive
                                                           Officer)

                 /s/ DWIGHT J. YODER                       Chief Financial Officer       March 10, 2000
-----------------------------------------------------      (Principal Financial and
                   Dwight J. Yoder                         Accounting Officer)

             /s/ LESTER J. KAPLAN, PH.D.                   Director                      March 10, 2000
-----------------------------------------------------
               Lester J. Kaplan, Ph.D.

              /s/ ALAN J. LEWIS, PH.D.                     Director                      March 10, 2000
-----------------------------------------------------
                Alan J. Lewis, Ph.D.

               /s/ GARY L. NEIL, PH.D.                     Director                      March 10, 2000
-----------------------------------------------------
                 Gary L. Neil, Ph.D.

           /s/ MARVIN E. ROSENTHALE, PH.D.                 Director                      March 10, 2000
-----------------------------------------------------
             Marvin E. Rosenthale, Ph.D.

                     ALLERGAN SPECIALTY THERAPEUTICS, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                              NUMBER
                                                              ------
Report of KPMG LLP, Independent Auditors....................   F-2
Balance Sheets at December 31, 1999 and 1998................   F-3
Statements of Operations for the years ended December 31,
  1999 and 1998, the period from November 12, 1997
  (inception) to December 31, 1997, and the cumulative
  period from November 12, 1997 (inception) to December 31,
  1999......................................................   F-4
Statements of Stockholders' Equity for the years ended
  December 31, 1998 and 1999, the period from November 12,
  1997 (inception) to December 31, 1997, and the cumulative
  period from November 12, 1997 (inception) to December 31,
  1999......................................................   F-5
Statements of Cash Flows for the years ended December 31,
  1999 and 1998, the period from November 12, 1997
  (inception) to December 31, 1997, and the cumulative
  period from November 12, 1997 (inception) to December 31,
  1999......................................................   F-6
Notes to Financial Statements...............................   F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Allergan Specialty Therapeutics, Inc.:

     We have audited the accompanying balance sheets of Allergan Specialty Therapeutics, Inc. as of December 31, 1999 and 1998 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998, the period from November 12, 1997 (inception) to December 31, 1997, and the cumulative period from November 12, 1997 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allergan Specialty Therapeutics, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, the period from November 12, 1997 (inception) to December 31, 1997, and the cumulative period from November 12, 1997 (inception) to December 31, 1999, in conformity with generally accepted accounting principles.

                                          /s/ KPMG LLP
Costa Mesa, California
January 24, 2000

ITEM 14. FINANCIAL STATEMENTS

                     ALLERGAN SPECIALTY THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Cash........................................................  $     47    $     --
Investments.................................................   105,252     158,667
Prepaid technology fees.....................................     5,292       4,723
Other assets................................................     1,431       1,747
                                                              --------    --------
                                                              $112,022    $165,137
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Payable to Allergan, Inc. ................................  $  6,047    $  4,509
  Accounts payable and other liabilities....................        --         295
                                                              --------    --------
          Total liabilities.................................     6,047       4,804
                                                              ========    ========
Stockholders' equity:
  Callable Class A Common Stock, $.01 par value; 6,000,000
     shares authorized, 3,272,690 issued and outstanding in
     1999 and 1998..........................................        33          33
  Class B Common Stock, $1.00 par value; 1,000 shares
     authorized, issued and outstanding in 1999 and 1998....         1           1
  Additional paid-in capital................................   196,753     196,753
  Accumulated other comprehensive income (loss).............    (1,198)        354
  Deficit accumulated during development stage..............   (89,614)    (36,808)
                                                              --------    --------
          Total stockholders' equity........................   105,975     160,333
                                                              --------    --------
                                                              $112,022    $165,137
                                                              ========    ========

                See accompanying notes to financial statements.

                     ALLERGAN SPECIALTY THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                           PERIOD FROM      CUMULATIVE PERIOD FROM
                                                                        NOVEMBER 12, 1997     NOVEMBER 12, 1997
                                   YEAR ENDED          YEAR ENDED        (INCEPTION) TO         (INCEPTION) TO
                                DECEMBER 31, 1999   DECEMBER 31, 1998   DECEMBER 31, 1997     DECEMBER 31, 1999
                                -----------------   -----------------   -----------------   ----------------------
Revenues......................     $    7,110          $    9,043             $ --                $   16,153
Costs and expenses:
  Research and development....         49,200              35,886               --                    85,086
  Technology fees.............          5,500               6,520               --                    12,020
  General and administrative
     expenses.................          1,198                 933               --                     2,131
                                   ----------          ----------             ----                ----------
       Total costs and
          expenses............         55,898              43,339               --                    99,237
                                   ----------          ----------             ----                ----------
Loss before income taxes......        (48,788)            (34,296)              --                   (83,084)
Provision for taxes...........          4,018               2,512               --                     6,530
                                   ----------          ----------             ----                ----------
Net loss......................     $  (52,806)         $  (36,808)            $ --                $  (89,614)
                                   ==========          ==========             ====                ==========
Basic and diluted loss per
  share.......................     $   (16.13)         $   (11.24)            $ --                $   (27.37)
                                   ==========          ==========             ====                ==========
Basic and diluted shares
  outstanding.................      3,273,690           3,273,690              100                 3,273,690

                See accompanying notes to financial statements.

                     ALLERGAN SPECIALTY THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      ACCUMULATED      DEFICIT
                                   CALLABLE                              OTHER       ACCUMULATED
                                   CLASS A    CLASS B   ADDITIONAL   COMPREHENSIVE     DURING
                                    COMMON    COMMON     PAID-IN        INCOME       DEVELOPMENT              COMPREHENSIVE
                                    STOCK      STOCK     CAPITAL        (LOSS)          STAGE       TOTAL         LOSS
                                   --------   -------   ----------   -------------   -----------   --------   -------------
Issuance of 100 shares of Common
  Stock (par value $1.00 per
  share) on November 12, 1997
  (inception)....................    $--       $--       $      1       $    --       $     --     $      1     $     --
                                     ---       ---       --------       -------       --------     --------     --------
Balance at December 31, 1997.....     --        --              1            --             --            1
Conversion of Common Stock into
  1,000 shares of Class B Common
  Stock in March 1998............     --         1             (1)           --             --           --
Issuance of 3,272,690 shares of
  callable Class A Common Stock
  in March 1998..................     33        --        196,753            --             --      196,786
Net loss.........................     --        --             --            --        (36,808)     (36,808)     (36,808)
Other comprehensive income
  consisting of unrealized gain
  on available for sale
  securities, net of tax.........     --        --             --           354             --          354          354
                                                                                                                --------
    Comprehensive loss...........                                                                               $(36,454)
                                     ---       ---       --------       -------       --------     --------     ========
Balance at December 31, 1998.....    $33       $ 1       $196,753       $   354       $(36,808)    $160,333
Net loss.........................     --        --             --            --        (52,806)     (52,806)     (52,806)
Other comprehensive loss
  consisting of unrealized loss
  on available for sale
  securities, net of tax.........     --        --             --        (1,552)            --       (1,552)      (1,552)
                                                                                                                --------
    Comprehensive loss...........                                                                               $(54,358)
                                     ---       ---       --------       -------       --------     --------     ========
Balance at December 31, 1999.....    $33       $ 1       $196,753       $(1,198)      $(89,614)    $105,975
                                     ===       ===       ========       =======       ========     ========

                See accompanying notes to financial statements.

                     ALLERGAN SPECIALTY THERAPEUTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   PERIOD FROM      CUMULATIVE PERIOD FROM
                                                                                NOVEMBER 12, 1997     NOVEMBER 12, 1997
                                           YEAR ENDED          YEAR ENDED        (INCEPTION) TO         (INCEPTION) TO
                                        DECEMBER 31, 1999   DECEMBER 31, 1998   DECEMBER 31, 1997     DECEMBER 31, 1999
                                        -----------------   -----------------   -----------------   ----------------------
OPERATING ACTIVITIES:
  Net loss............................      $(52,806)           $ (36,808)            $--                 $ (89,614)
  Non-cash item included in net loss
     Deferred income tax..............           462                 (682)             --                      (220)
  Changes in operating assets and
     liabilities:
     Other assets.....................           675               (1,065)             --                      (390)
     Prepaid technology fees..........          (569)              (4,723)             --                    (5,292)
     Payable to Allergan, Inc.........         1,538                4,509              --                     6,047
     Accounts payable and other
       liabilities....................           (23)                  23              --                        --
                                            --------            ---------             ---                 ---------
     Net cash used in operating
       activities.....................       (50,723)             (38,746)             --                   (89,469)
INVESTING ACTIVITIES:
  Purchases of investments............        (7,350)            (185,175)             --                  (192,525)
  Sales of investments................        58,120               27,134              --                    85,254
                                            --------            ---------             ---                 ---------
     Net cash provided (used) in
       investing activities...........        50,770             (158,041)             --                  (107,271)
FINANCING ACTIVITIES:
  Issuance of common stock............            --              200,000               1                   200,001
  Offering costs......................            --               (3,214)             --                    (3,214)
                                            --------            ---------             ---                 ---------
     Net cash provided by financing
       activities.....................            --              196,786               1                   196,787
                                            --------            ---------             ---                 ---------
Net increase (decrease) in cash.......            47                   (1)              1                        47
Cash -- beginning of period...........            --                    1              --                        --
                                            --------            ---------             ---                 ---------
Cash -- end of period.................      $     47            $      --             $ 1                 $      47
                                            ========            =========             ===                 =========

                See accompanying notes to financial statements.

                     ALLERGAN SPECIALTY THERAPEUTICS, INC.

                         NOTES TO FINANCIAL STATEMENTS

 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     Allergan Specialty Therapeutics, Inc. ("ASTI" or the "Company") was incorporated in Delaware on November 12, 1997 and commenced operations on March 10, 1998. ASTI was formed for the purpose of conducting research and development of potential human pharmaceutical products, and to commercialize such products, most likely through licensing to Allergan, Inc. ("Allergan"). In accordance with generally accepted accounting principles, ASTI is considered a development stage company.

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

     ASTI incurs most of its expenses under its agreements with Allergan. Research and development costs paid to Allergan under a Research and Development Agreement ("R&D Agreement") are recorded as research and development expenses when incurred. Technology fees paid to Allergan under a Technology License Agreement ("Technology Agreement") are recorded as technology fees on a straight-line basis over the life of the Technology Agreement. Amounts paid to Allergan under a Services Agreement are recorded as administrative expenses as incurred. See Note 4 for a description of the agreements between ASTI and Allergan.

     Use of estimates

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 2. INVESTMENTS

     ASTI classifies investments as available-for-sale securities with net unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss). Amounts classified as investments are liquidated and used to pay operating expenses as needed. The Company invests its excess cash in money market funds, equity securities and debt instruments of financial institutions and corporations that have at least an "A" or equivalent credit rating. These securities typically bear minimal credit risk and ASTI has not experienced any losses on its investments to date due to credit risk. At December 31, 1999 and 1998, the Company's investment portfolio consisted of the following:

                                                                     1999
                                           ---------------------------------------------------------
                                            AMORTIZED      UNREALIZED    UNREALIZED     FAIR MARKET
                                               COST           GAIN          LOSS           VALUE
                                           ------------    ----------    -----------    ------------
Commercial paper and money market
  funds..................................  $ 26,831,000     $59,000      $        --    $ 26,890,000
Certificates of deposit..................    13,551,000                      (15,000)     13,536,000
U.S. government debt securities..........    25,644,000                     (241,000)     25,403,000
Corporate debt securities................    24,831,000                     (221,000)     24,610,000
Equity securities........................    16,414,000                   (1,601,000)     14,813,000
                                           ------------     -------      -----------    ------------
                                           $107,271,000     $59,000      $(2,078,000)   $105,252,000
                                           ============     =======      ===========    ============

                     ALLERGAN SPECIALTY THERAPEUTICS, INC.

                                                                     1998
                                           --------------------------------------------------------
                                            AMORTIZED      UNREALIZED    UNREALIZED    FAIR MARKET
                                               COST           GAIN          LOSS          VALUE
                                           ------------    ----------    ----------    ------------
Commercial paper and money market
  funds..................................  $  5,709,000     $  4,000      $     --     $  5,713,000
Certificates of deposit..................    19,621,000       68,000            --       19,689,000
U.S. government debt securities..........    57,706,000      457,000            --       58,163,000
Corporate debt securities................    60,800,000      145,000            --       60,945,000
Equity securities........................    14,205,000           --      $(48,000)      14,157,000
                                           ------------     --------      --------     ------------
                                           $158,041,000     $674,000      $(48,000)    $158,667,000
                                           ============     ========      ========     ============

     The amortized cost, estimated fair value of investments and the range of rates of return of debt securities at December 31, 1999, by contractual maturity, are presented below. Investments in equity securities are classified as due after three years. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. Further, all of the Company's investments are classified as available-for-sale, and the Company may instruct its professional investment managers to liquidate any or all of its investments prior to their contractual maturity dates.

                                                                          PERCENTAGE
                                         AMORTIZED       ESTIMATED      RATES OF RETURN
                                            COST         FAIR VALUE         (RANGE)
                                        ------------    ------------    ---------------
Due in one year or less...............  $ 61,983,000    $ 61,989,000    5.08% - 10.38%
Due after one year through three
  years...............................    25,782,000      25,474,000    5.38% -  8.71%
Due after three years.................    19,506,000      17,789,000    5.75% -  6.13%
                                        ------------    ------------
                                        $107,271,000    $105,252,000
                                        ============    ============

 3. PER SHARE INFORMATION

     The following sets forth the computation of basic and diluted loss per share for the years ended December 31, 1999 and 1998:

                                         1999                                       1998
                       ----------------------------------------   ----------------------------------------
                         NET LOSS        SHARES       PER-SHARE     NET LOSS        SHARES       PER-SHARE
                       (NUMERATOR)    (DENOMINATOR)     LOSS      (NUMERATOR)    (DENOMINATOR)     LOSS
                       ------------   -------------   ---------   ------------   -------------   ---------
Computation of basic
  and diluted EPS....  $(52,806,000)    3,273,690      $(16.13)   $(36,808,000)    3,273,690      $(11.24)

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

     In connection with the Distribution, ASTI and Allergan entered into a number of agreements, including the R&D Agreement, Technology Agreement, Services Agreement and License Option Agreement ("License Agreement").

                     ALLERGAN SPECIALTY THERAPEUTICS, INC.

     Pursuant to the R&D Agreement, ASTI reimbursed Allergan for research and development costs of $46,284,000 and $34,411,000 incurred for the years ended December 31, 1999 and 1998, respectively. The 1998 research and development costs also includes reimbursement to Allergan for research and development services performed during the period from October 24, 1997 through March 9, 1998. For the cumulative period from Inception (November 12, 1997) of operations to December 31, 1999, ASTI reimbursed Allergan for research and development costs of $80,695,000. From time to time, Allergan shall propose work plans, subject to ASTI board approval, for the continued development of product candidates. ASTI is required to utilize the cash initially contributed to ASTI by Allergan plus interest and investment income thereon, less administrative expenses and technology fees to conduct activities under the R&D Agreement. The R&D Agreement specifies payment of Developed Technology Royalties and Pre-Selection Product Payments by Allergan to ASTI under certain conditions. For the year ended December 31, 1999, no amounts have been earned by ASTI with respect to Developed Technology Royalties.

     In July 1998, Allergan entered into a multi-year research and development collaboration with Parke-Davis Pharmaceutical Research Division of Warner-Lambert Company ("Warner-Lambert") to identify, develop and commercialize up to two RXR subtype selective retinoid compounds for the treatment of metabolic diseases, including adult onset diabetes, insulin resistant syndromes and dyslipidemias ("Collaboration Agreement"). The technologies involved in the collaboration were previously licensed by ASTI from Allergan pursuant to the Technology Agreement. In accordance with a letter agreement between Allergan and ASTI, ASTI is entitled to receive Pre-Selection Product Payments representing ten percent of the potential $104 million in technology access fees and development milestones to be received by Allergan pursuant to Allergan's agreement with Warner-Lambert. For the years ended December 31, 1999 and 1998, ASTI earned $400,000 and $500,000, respectively, of Pre-Selection Product Payments in accordance with the letter agreement. For the cumulative period from inception (November 12, 1997) to December 31, 1999, ASTI earned $900,000 of Pre-Selection Product Payments. In addition, ASTI is entitled to royalties on net sales of developed products, depending on actual lead compound selection and sales results. ASTI intends to use the funds received for further research and development.

     Subject to certain limitations, the Technology Agreement grants ASTI an exclusive license to research and develop all of Allergan's proprietary and contractual rights with respect to certain retinoid and neuroprotective technologies. As consideration for the exclusive license, ASTI will pay a technology fee of $10,000,000 in year one; $6,700,000 in year two; $3,300,000 in year three; and $2,000,000 in year four. The technology fee is charged to operations on a straight-line basis over the life of the Technology Agreement. The technology fee is payable monthly in arrears provided, however, that ASTI shall no longer be obligated to make such payments beginning with any month following the date on which the total number of ASTI Products either under development or licensed to Allergan pursuant to the License Agreement is less than two. For the years ended December 31, 1999 and 1998, ASTI paid $6,069,000 and $11,243,000 in technology fees, of which $5,292,000 and $4,723,000 were included in prepaid technology fees in the accompanying balance sheet at December 31, 1999 and 1998, respectively. For the cumulative period from inception (November 12, 1997) to December 31, 1999, ASTI paid $17,312,000 in technology fees.

     ASTI has granted Allergan an option to acquire a license to each product developed under the R&D Agreement on a country-by-country basis at any time until (a) with respect to the United States, 30 days after clearance by the FDA to commercially market such ASTI Product and (b) with respect to any other country, 90 days after the earlier of (i) clearance by the appropriate regulatory agency to commercially market the product and (ii) clearance by the FDA to market the product in the United States.

     Upon exercise of the license option, Allergan will make Product Payments to ASTI as defined in the R&D Agreement. Through December 31, 1999, no license option has been exercised. The license option will expire to the extent not previously exercised, 30 days after the expiration of Allergan's option to purchase all of the outstanding ASTI Shares, described below.

                     ALLERGAN SPECIALTY THERAPEUTICS, INC.

     In accordance with ASTI's Restated Certificate of Incorporation, Allergan has the right to purchase all (but not less than all) of the ASTI Class A Common Stock (the "Purchase Option"). Allergan may exercise the Purchase Option by written notice to ASTI at any time during the period beginning immediately after the Distribution and ending on December 31, 2002; provided that such date will be extended for successive six month periods if, as of June 30, 2001, ASTI has not paid or accrued expenses for at least 95% of all Available Funds, as defined, pursuant to the R&D Agreement. In any event, the Purchase Option will expire 90 days after Allergan receives notice that the Available Funds (as defined in the R&D Agreement) held by ASTI is less than $15 million. Through December 31, 1999, Allergan has not exercised the Purchase Option.

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

          (b) the fair market value of 1,000,000 shares of Allergan Common Stock determined as the average of the closing sales price of Allergan Common Stock on the New York Stock Exchange for the 20 trading days ending with the trading day that is two trading days prior to the date of determination;

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

     ASTI and Allergan have entered into a Services Agreement pursuant to which Allergan has agreed to provide ASTI with administrative services, including accounting and legal services on a fully-burdened cost reimbursement basis. The Services Agreement will be renewed automatically for successive one year periods during the term of the R&D Agreement. ASTI may terminate the Services Agreement at any time upon 60 days' written notice. For the years ended December 31, 1999 and 1998, ASTI incurred $113,000 and $121,000, respectively, of costs pursuant to the Services Agreement. For the cumulative period from inception (November 12, 1997) to December 31, 1999, ASTI incurred $234,000 of costs pursuant to the Services Agreement.

 5. INCOME TAXES

     The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss and credit carryforwards. The impact on deferred taxes of changes in tax rates and

                     ALLERGAN SPECIALTY THERAPEUTICS, INC.

laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the financial statements in the period of enactment.

     The provision for income taxes for the years ended December 31, 1999 and 1998 consists of the following:

                                                 1999          1998
                                              ----------    ----------
Current
  Federal...................................  $2,794,000    $2,531,000
  State.....................................     762,000       663,000
                                              ----------    ----------
Total current...............................   3,556,000     3,194,000
Deferred
  Federal...................................     389,000      (609,000)
  State.....................................      73,000       (73,000)
                                              ----------    ----------
Total deferred..............................     462,000      (682,000)
                                              ----------    ----------
Total.......................................  $4,018,000    $2,512,000
                                              ==========    ==========

     The reconciliation of the federal statutory tax rate to the effective tax rate for the years ended December 31, 1998 and 1999 follows:

                                                     1999       1998
                                                     -----      -----
Statutory rate of tax benefit......................  (35.0)%    (35.0)%
State taxes........................................   (9.5)%     (8.4)%
Valuation allowance on capitalized R&D and
  technology fees..................................   53.0%      50.7%
Other..............................................   (0.3)%       --
                                                     -----      -----
Effective tax rate.................................    8.2%       7.3%
                                                     =====      =====

     ASTI had taxable income for the years ended December 31, 1999 and 1998 as a result of the requirement to capitalize technology fees and its election to capitalize research and development expenses for tax purposes. The amounts paid for taxes for the years ended December 31, 1999 and 1998, were $3,834,000 and $3,246,000, respectively.

     Temporary differences and carryforwards, which give rise to a significant portion of deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:

                                              1999            1998
                                          ------------    ------------
Deferred tax assets
  Capitalized technology fees...........  $  5,270,000    $  2,735,000
  Capitalized R&D.......................    37,875,000      15,575,000
  Unrealized loss on available-for-sale
     securities.........................       821,000
  Start-up costs........................       363,000
  State taxes...........................       220,000
                                          ------------    ------------
                                            44,549,000      18,310,000
  Less: valuation allowance.............   (43,506,000)    (17,628,000)
                                          ------------    ------------
Total deferred tax asset................     1,043,000         682,000
Deferred tax liabilities
  Unrealized gain on available-for-sale
     securities.........................            --         272,000
                                          ------------    ------------
Net deferred tax asset..................  $  1,043,000    $    410,000
                                          ============    ============

                     ALLERGAN SPECIALTY THERAPEUTICS, INC.

     The net deferred tax assets for 1999 and 1998 are included in other assets in the accompanying balance sheet.

     Based on the Company's taxable earnings, management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax asset at December 31, 1999. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.

 6. COMPREHENSIVE INCOME (LOSS)

     The following summarizes the components of other comprehensive income
(loss) for the years ended December 31,:

                                               1999                                      1998
                             ----------------------------------------   --------------------------------------
                                               TAX                                       TAX
                             BEFORE-TAX    (EXPENSE) OR   NET OF TAX    BEFORE TAX   (EXPENSE) OR   NET OF TAX
                               AMOUNT        BENEFIT        AMOUNT        AMOUNT       BENEFIT        AMOUNT
                             -----------   ------------   -----------   ----------   ------------   ----------
Unrealized holdings (loss)
  gain arising during
  period...................  $(2,646,000)   $1,094,000    $(1,552,000)   $626,000     $(272,000)     $354,000

 7. BUSINESS SEGMENT INFORMATION

     ASTI's sole business segment involves conducting research and development of potential human pharmaceutical products based on retinoid and neuroprotective technologies.

 8. NEW ACCOUNTING STANDARDS

     In June 1998, SFAS No. 133 -- "Accounting for Derivative Instruments and Hedging Activities" was issued and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the impact that SFAS No. 133 will have on its financial statements, if any.

                                 EXHIBIT INDEX

EXHIBIT     EXHIBIT
FOOTNOTE    NUMBER                            DESCRIPTION
--------    -------                           -----------
  (1)          3.1    Amended and Restated Certificate of Incorporation of ASTI.
  (2)          3.2    Bylaws of ASTI.
  (2)          4.1    Specimen Certificate of Class A Common Stock of ASTI.
  (3)         10.1    Research and Development Agreement dated as of March 6, 1998 between the Company and Allergan, Inc. ("Allergan").
  (3)         10.2    Technology License Agreement dated as of March 6, 1998
                      between the Company and Allergan.
  (3)         10.3    Services Agreement dated as of March 6, 1998 between the
                      Company and Allergan.
  (3)         10.4    License Option Agreement dated as of March 6, 1998 between the Company and Allergan.
  (3)         10.5    Distribution Agreement dated as of March 6, 1998 between the
                      Company and Allergan.
  (4)         10.6    Letter agreement dated as of October 23, 1998 between the
                      Company and Allergan.
  (1)         10.7    Waiver letter dated as of October 23, 1998 between the
                      Company and Allergan.
              24.1    Power of Attorney. Reference is made to page 22.
              27      Financial Data Schedule.

---------------
(1) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's Registration Statement on From S-1 (No. 333-40503) or amendments thereto and incorporated herein by reference.

(3) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.

(4) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.