Form 10-Q
period 2000-03-31
ALLERGAN SPECIALTY THERAPEUTICS INC
filed 2000-05-12
CIK 1049711

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                       COMMISSION FILE NUMBER  0-23641
                                              ---------

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

As of May 5, 2000, there were 3,272,690 shares of callable Class A common stock outstanding, and 1,000 shares of Class B common stock outstanding.

                      ALLERGAN SPECIALTY THERAPEUTICS, INC.

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX



                                                                        Page
                                                                        ----
PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

             Condensed Statements of Operations                           3

             Condensed Balance Sheets                                     4

             Condensed Statements of Cash Flows                           5

             Notes to Condensed Financial Statements                    6-7

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                        8-9

    ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK                                           10

             CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN
             SPECIALTY THERAPEUTICS, INC. AND ITS BUSINESSES          10-12


PART II - OTHER INFORMATION

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                            13

Signature                                                                14

Exhibits

PART I - FINANCIAL INFORMATION

                      ALLERGAN SPECIALTY THERAPEUTICS, INC.
                          (a development stage company)

                       Condensed Statements of Operations
                                   (unaudited)

                        (In thousands, except share data)

                                                                                           Inception
                                                          Quarter Ended               (November 12, 1997)
                                                             March 31,                        to
                                                  -------------------------------          March 31,
                                                     2000                1999                2000
                                                  -----------         -----------         -----------
Revenues                                          $       980         $     2,150         $    17,133

Costs and expenses:
       Research and development                        15,940              10,689             101,026
       Technology fees                                  1,375               1,375              13,395
       General and administrative expenses                376                 284               2,507
                                                  -----------         -----------         -----------
           Total costs and expenses                    17,691              12,348             116,928
                                                  -----------         -----------         -----------
Loss before income taxes                              (16,711)            (10,198)            (99,795)
Provision for taxes                                       452                 601               6,982
                                                  -----------         -----------         -----------
Net loss                                          $   (17,163)        $   (10,799)        $  (106,777)
                                                  ===========         ===========         ===========
Basic and diluted loss per share                  $     (5.24)        $     (3.30)        $    (32.62)
                                                  ===========         ===========         ===========
Basic and diluted shares outstanding                3,273,690           3,273,690           3,273,690

See accompanying notes to condensed financial statements.

                      ALLERGAN SPECIALTY THERAPEUTICS, INC.
                          (a development stage company)

                            Condensed Balance Sheets
                                   (unaudited)
                        (In thousands, except share data)

                                                                  March 31,        December 31,
                                                                    2000              1999
                                                                  ---------        ------------
                                     ASSETS

Cash                                                              $      --         $      47
Investments                                                          89,957           105,252
Prepaid technology fees                                               4,742             5,292
Other assets                                                            979             1,431
                                                                  ---------         ---------
                                                                  $  95,678         $ 112,022
                                                                  =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities:
        Payable to Allergan, Inc.                                 $   6,633         $   6,047
        Accounts payable and accrued liabilities                        126                --
                                                                  ---------         ---------
                 Total liabilities                                    6,759             6,047

 Stockholders' equity:
        Callable Class A Common stock, $.01 par value;
          6,000,000 shares authorized,
          3,272,690 issued and outstanding                               33                33
        Class B Common stock, $1.00 par value;
          1,000 shares authorized, issued and outstanding                 1                 1
        Additional paid-in capital                                  196,753           196,753
        Accumulated other comprehensive loss                         (1,091)           (1,198)
        Deficit accumulated during development stage               (106,777)          (89,614)
                                                                  ---------         ---------
                 Total stockholders' equity                          88,919           105,975
                                                                  ---------         ---------
                                                                  $  95,678         $ 112,022
                                                                  =========         =========

           See accompanying notes to condensed financial statements.

                      ALLERGAN SPECIALTY THERAPEUTICS, INC.
                          (a development stage company)

                       Condensed Statements of Cash Flows
                                   (unaudited)

                                 (In thousands)

                                                                                                   Inception
                                                                       Quarter Ended          (November 12, 1997)
                                                                         March 31,                     to
                                                                 -------------------------         March 31,
                                                                   2000             1999             2000
                                                                 --------         --------         ---------
 OPERATING ACTIVITIES:
        Net loss                                                 $(17,163)        $(10,799)        $(106,777)
        Noncash item included in net loss:
           Deferred income tax                                         25               41              (195)
        Changes in operating assets and liabilities:
           Other assets                                               355              270               (35)
           Prepaid technology fees                                    550             (300)           (4,742)
           Payable to Allergan, Inc.                                  586               62             6,633
           Accounts payable and accrued liabilities                   126              283               126
                                                                 --------         --------         ---------

                 Net cash used in operating activities            (15,521)         (10,443)         (104,990)

INVESTING ACTIVITIES:
        Purchases of investments                                   (1,112)          (2,333)         (193,637)
        Sales and maturities of investments                        16,586           13,191           101,840
                                                                 --------         --------         ---------
                 Net cash provided by (used in)
                   investing activities                            15,474           10,858           (91,797)

FINANCING ACTIVITIES:
        Issuance of common stock                                       --               --           200,001
        Offering costs                                                 --               --            (3,214)
                                                                 --------         --------         ---------
                 Net cash provided by financing activities             --               --           196,787
                                                                 --------         --------         ---------
Net (decrease) increase in cash                                       (47)             415                --

Cash - beginning of period                                             47               --                --
                                                                 --------         --------         ---------
Cash - end of period                                             $     --         $    415         $      --
                                                                 ========         ========         =========
Supplemental disclosure of cash paid for taxes                   $     --         $    255         $   7,080
                                                                 ========         ========         =========

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

    In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles. The results of operations for the three month period ended March 31, 2000 and for the period from inception to March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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

ALLERGAN SPECIALTY THERAPEUTICS, INC.

Notes to Condensed Financial Statements

1.  Basis of Presentation and Significant Accounting Policies (Continued)

    Per share information

    Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," (EPS) requires calculations for "basic earnings per share" including only actual weighted shares outstanding and "diluted earnings per share" including the effect of any common equivalent shares or other items that are dilutive. The Company has no common equivalent shares or other items that are dilutive. The reconciliations of the numerators and denominators of the basic and diluted loss per share computations for the quarters ended March 31, 2000 and 1999 and for the period from inception (November 12, 1997) to March 31, 2000 are as follows:

                                                     Quarter Ended March 31,                Inception
                                                ---------------------------------      (November 12, 1997)
                                                    2000                 1999           to March 31, 2000
                                                ------------         ------------      -------------------
    Loss during period                          $(17,163,000)        $(10,799,000)        $(106,777,000)

    Basic and diluted shares outstanding
                                                   3,273,690            3,273,690             3,273,690

    Per share loss during period
                                                      $(5.24)              $(3.30)              $(32.62)

2.  Comprehensive Income (Loss)

    SFAS No. 130, "Reporting Comprehensive Income," established standards for reporting comprehensive income and its components. Other comprehensive loss for the quarters ended March 31, 2000 and 1999 were comprised of unrealized loss on investments. Other comprehensive loss for the three months ended March 31, 2000 and 1999 and for the period from inception to March 31, 2000 are as follows:

                                                                 Quarter Ended March 31,
                               --------------------------------------------------------------------------------------
                                                 2000                                           1999
                               ----------------------------------------         -------------------------------------
                                                 Tax                                            Tax
                               Before-tax     (expense)      Net-of-tax         Before-tax   (expense)     Net-of-tax
                                 amount       or benefit        amount             amount    or benefit      amount
                               ----------     ----------     ----------         ----------   ----------    ----------
                                                                  (in thousands)
Unrealized holdings (loss)
  gain arising during period      $179          $(72)         $    107            $(958)        $416        $   (542)
                                  ====          ====                              =====
Net loss                                                       (17,163)                                      (10,799)
                                                              --------                                      --------
Total comprehensive loss                                      $(17,056)                                     $(11,341)
                                                              ========                                      ========

                                                        Inception to March 31, 2000
                                               -------------------------------------------
                                                                  Tax
                                               Before-tax      (expense)        Net-of-tax
                                                 amount        or benefit         amount
                                               ----------      ----------       ----------
                                                             (in thousands)
Unrealized holdings (loss) gain arising
  during period                                 $(1,840)           $749         $  (1,091)
                                                =======            ====
Net loss                                                                         (106,777)
                                                                                ---------
Total comprehensive loss                                                        $(107,868)
                                                                                =========

ALLERGAN SPECIALTY THERAPEUTICS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2000

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

The following should be read in conjunction with the section entitled "--Risks and Uncertainties" included in the Company's annual report on Form 10-K for the year ended December 31, 1999 and the Company's Financial Statements and notes thereto in Item 1 above.

RESULTS OF OPERATIONS

Net interest and investment income earned on investments were $980,000 and $2,150,000 for the quarters ended March 31, 2000 and 1999, respectively, and $17,133,000 for the period from ASTI's inception, November 12, 1997, through March 31, 2000. Interest and investment income was earned subsequent to March 10, 1998, the date Allergan contributed $200 million to ASTI. In the future, as ASTI's funds are used pursuant to the R&D Agreement and to pay the Technology Fee pursuant to the Technology Agreement, lower cash balances will be available for investment and therefore interest and investment income is expected to decrease.

Research and development expenses were $15,940,000 and $10,689,000 for the quarters ended March 31, 2000 and 1999, respectively. Research and development expenses were $101,026,000 for the period from inception through March 31, 2000. ASTI paid technology fees of $825,000 and $1,675,000 to Allergan during the quarters ended March 31, 2000 and 1999, respectively. ASTI paid technology fees of $18,137,000 to Allergan for the period from inception to March 31, 2000.

Provision for taxes were $452,000 and $601,000 for the quarters ended March 31, 2000 and 1999, respectively. Provision for taxes for the period from inception through March 31, 2000 was $6,982,000. ASTI expects to have taxable income as a result of the requirement to capitalize technology fees and its election to capitalize research and development expenses for tax purposes.

The results of operations of ASTI are expected to reflect primarily interest and investment income on the funds contributed by Allergan, and research and development expenses related to development of ASTI Products and the Technology Fee. ASTI's net loss for the quarters ended March 31, 2000 and 1999 were $17,163,000 or $(5.24) per share and $10,799,000 or $(3.30) per share respectively. ASTI's net loss for the period from inception through March 31, 2000 was $106,777,000 or $(32.62) per share. ASTI is expected to continue to record significant net losses in future periods, as expenses under its agreements with Allergan are expected to continue to exceed investment income.

ALLERGAN SPECIALTY THERAPEUTICS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2000 (Continued)

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

At March 31, 2000, ASTI had $89,957,000 in investments. The Company invests its excess cash in money market funds, equity securities and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines with respect to diversification and maturities in order to maintain safety and liquidity of its investment portfolio.

Additionally, ASTI classifies all investments as available-for-sale securities with net unrealized holding gains or losses as a component of other comprehensive income. ASTI liquidates investments to pay for operating expenses as needed.

At the time of its formation, ASTI was projected to spend its funds over a five-year period. The Board of Directors of ASTI recently approved a research and development plan for the year ending December 31, 2000 which, if executed in its entirety, would represent an acceleration in spending on ASTI's research and development programs. This potential accelerated spending is the result of the acceptance by ASTI of more research and development projects as well as more rapid research and development of compounds than anticipated at the time of ASTI's formation. ASTI anticipates the acceleration of spending could result in the use of substantially all of the funds available for research and development remaining in ASTI in the first half of 2001. Pursuant to ASTI's Restated Certificate of Incorporation and Allergan's rights as the sole holder of all of the ASTI Class B Common Stock, Allergan has certain rights (but no obligation) to purchase all of the ASTI Class A Common Stock, which purchase rights could be triggered by the use of substantially all of ASTI's funds. Allergan's purchase rights, which expire if not exercised by the 90th day after the date on which Allergan receives notice that the amount of cash and marketable securities held by ASTI is less than $15 million, are summarized in ASTI's Prospectus dated March 6, 1998.

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

CERTAIN FACTORS AND TRENDS AFFECTING ASTI AND ITS BUSINESSES

The Company believes that certain statements made by the Company in this report and in other reports and statements released by the Company constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as comments which express the Company's opinions about trends and factors which may impact future operating results. Disclosures which use words such as the Company "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company in its press releases and publicly filed reports such as the Company's Annual Report on Form 10-K for the year ended December 31, 1999, which disclosures are incorporated herein by this reference. In addition to those risks identified elsewhere in this report on Form 10-Q and those risks described in the Company's press releases and publicly filed reports, the Company's business and results of operations are subject to other risks, including the following risk factors:

o ASTI is a recently formed company and is subject to the risks inherent in the establishment of a new business enterprise in the biotechnology industry. ASTI will incur substantial losses for several years due to the long-term nature of the research and development of pharmaceutical products through clinical testing and the regulatory process, which losses may never be recovered.

ALLERGAN SPECIALTY THERAPEUTICS, INC.

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

ALLERGAN SPECIALTY THERAPEUTICS, INC.

o In February 1999, the Financial Accounting Standards Board released a revised Exposure Draft of a Proposed Statement of Financial Accounting Standards - Consolidated Financial Statements: Purpose and Policy. If adopted as a SFAS, the terms of this Exposure Draft could require Allergan to include the financial position and results of operation of ASTI in its consolidated results on a retrospective basis. In addition, in 1999 the Emerging Issues Task Force ("EITF") of the FASB began deliberating Issue No. 99-16 relating to the appropriate methods of accounting for entities similar to ASTI. Certain alternatives under consideration by the EITF could require Allergan to account for the activities of ASTI in Allergan's Consolidated Financial Statements.

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


Date: May 12, 2000                         ALLERGAN SPECIALTY THERAPEUTICS, INC.



                                           /s/ JAMES M. HINDMAN
                                           -------------------------------------
                                           James M. Hindman
                                           Chief Financial Officer
                                           and Duly Authorized Officer

                                 EXHIBIT INDEX

                  EXHIBIT
                  NUMBER                     DESCRIPTION
                  -------                    -----------
                    27.1                     Financial Data Schedule