Form 10-Q
period 2000-06-30
ALLERGAN SPECIALTY THERAPEUTICS INC
filed 2000-08-11
CIK 1049711

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2000

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

 (1)  X  yes        no
     ---        ---
 (2)  X  yes        no
     ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of August 4, 2000, there were 3,272,690 shares of callable Class A common stock outstanding, and 1,000 shares of Class B common stock outstanding.

                      ALLERGAN SPECIALTY THERAPEUTICS, INC.

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000


                                      INDEX

                                                                           Page
                                                                          ------
PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

             Condensed Statements of Operations                               3

             Condensed Balance Sheets                                         4

             Condensed Statements of Cash Flows                               5

             Notes to Condensed Financial Statements                        6-8

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                           9-10

    ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK                                               11

             CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN
             SPECIALTY THERAPEUTICS, INC. AND ITS BUSINESSES              12-15

PART II - OTHER INFORMATION

    ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             16

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                16

Signature                                                                    17

Exhibits

PART I - FINANCIAL INFORMATION

                      Allergan Specialty Therapeutics, Inc.
                          (a development stage company)

                       Condensed Statements of Operations
                                   (unaudited)

                        (In thousands, except share data)

                                                                                                        Inception
                                               Quarter Ended                Six Months Ended          (November 12,
                                                 June 30,                        June 30,                1997) to
                                          --------------------------    --------------------------       June 30,
                                              2000          1999            2000           1999            2000
                                          -----------    -----------    -----------    -----------     -----------

Revenues                                  $       861    $     2,342    $     1,841    $     4,492     $    17,994

Costs and expenses:
     Research and development                  14,066         11,957         30,006         22,646         115,092
     Technology fees                            1,375          1,375          2,750          2,750          14,770
     General and administrative                   175            327            551            611           2,682
                                          -----------    -----------    -----------    -----------     -----------
     Total costs and expenses                  15,616         13,659         33,307         26,007         132,544
                                          -----------    -----------    -----------    -----------     -----------
Loss before income taxes                      (14,755)       (11,317)       (31,466)       (21,515)       (114,550)
Provision for taxes                               344            874            796          1,475           7,326
                                          -----------    -----------    -----------    -----------     -----------
Net loss                                  $   (15,099)   $   (12,191)   $   (32,262)   $   (22,990)    $  (121,876)
                                          ===========    ===========    ===========    ===========     ===========

Basic and diluted loss per share          $     (4.61)   $     (3.72)   $     (9.85)   $     (7.02)    $    (37.23)
                                          ===========    ===========    ===========    ===========     ===========
Basic and diluted shares outstanding        3,273,690      3,273,690      3,273,690      3,273,690       3,273,690

See accompanying notes to condensed financial statements.

                      Allergan Specialty Therapeutics, Inc.
                          (a development stage company)

                            Condensed Balance Sheets
                                   (unaudited)
                        (In thousands, except share data)

                                                            June 30,  December 31,
                                                             2000         1999
                                                           ---------  ------------
                                     ASSETS

Cash                                                       $      94    $      47
Investments                                                   74,013      105,252
Prepaid technology fees                                        4,192        5,292
Other assets                                                     739        1,431
                                                           ---------    ---------
                                                           $  79,038    $ 112,022
                                                           =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities:
    Payable to Allergan, Inc.                              $   4,781    $   6,047
    Accounts payable and accrued liabilities                       1           --
                                                           ---------    ---------
                 Total liabilities                             4,782        6,047

 Stockholders' equity:
    Callable Class A Common stock, $.01 par value;
      6,000,000 shares authorized, 3,272,690 issued
      and outstanding                                             33           33
    Class B Common stock, $1.00 par value; 1,000 shares
      authorized, issued and outstanding                           1            1
    Additional paid-in capital                               196,753      196,753
    Accumulated other comprehensive loss                        (655)      (1,198)
    Deficit accumulated during development stage            (121,876)     (89,614)
                                                           ---------    ---------
                 Total stockholders' equity                   74,256      105,975
                                                           ---------    ---------
                                                           $  79,038    $ 112,022
                                                           =========    =========

See accompanying notes to condensed financial statements.

                      Allergan Specialty Therapeutics, Inc.
                          (a development stage company)

                       Condensed Statements of Cash Flows
                                   (unaudited)

                                 (In thousands)

                                                                              Inception
                                                       Six Months Ended     (November 12,
                                                            June 30,           1997) to
                                                     --------------------      June 30,
                                                       2000        1999          2000
                                                     --------    --------   -------------
OPERATING ACTIVITIES:
   Net loss                                          $(32,262)   $(22,990)    $(121,876)
   Noncash item included in net loss:
      Deferred income tax                                  53        (335)         (167)
   Changes in operating assets and liabilities:
      Other assets                                        267         301          (123)
      Prepaid technology fees                           1,100        (600)       (4,192)
      Payable to Allergan, Inc.                        (1,266)       (371)        4,781
      Accounts payable and accrued liabilities              1           3             1
                                                     --------    --------     ---------

           Net cash used in operating activities      (32,107)    (23,992)     (121,576)

INVESTING ACTIVITIES:
   Purchases of investments                            (2,092)     (4,373)     (194,617)
   Sales and maturities of investments                 34,246      28,430       119,500
                                                     --------    --------     ---------

           Net cash provided by/(used in)
             investing activities                      32,154      24,057       (75,117)

FINANCING ACTIVITIES:
   Issuance of common stock                                --          --       200,001
   Offering costs                                          --          --        (3,214)
                                                     --------    --------     ---------

           Net cash provided by financing
             activities                                    --          --       196,787
                                                     --------    --------     ---------

Net increase in cash                                       47          65            94

Cash - beginning of period                                 47          --            --
                                                     --------    --------     ---------
Cash - end of period                                 $     94    $     65     $      94
                                                     ========    ========     =========
Supplemental disclosure of cash paid for taxes       $    471    $  1,772     $   7,551
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

    In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles. The results of operations for the six month period ended June 30, 2000 and for the period from inception to June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

    Use of estimates

    The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    Per share information

    Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," (EPS) requires calculations for "basic earnings per share" including only actual weighted shares outstanding and "diluted earnings per share" including the effect of any common equivalent shares or other items that are dilutive. The Company has no common equivalent shares or other items that are dilutive. The reconciliations of the numerators and denominators of the basic and diluted loss per share computations for the six month periods ended June 30, 2000 and 1999 and for the period from inception to June 30, 1999 are as follows:

Allergan Specialty Therapeutics, Inc.

Notes to Condensed Financial Statements

1.  Basis of Presentation and Significant Accounting Policies (Continued)

                                                                                                 Inception
                                        Quarter Ended                Six Months Ended           (November 12,
                                           June 30,                      June 30,                 1997) to
                                 -------------------------       -------------------------        June 30,
                                    2000            1999            2000            1999            2000
                                 ---------       ---------       ---------       ---------      ------------
Loss during period
  (in thousands)                 $ (15,099)      $ (12,191)      $ (32,262)      $ (22,990)      $(121,876)

Basic and diluted shares
  outstanding                    3,273,690       3,273,690       3,273,690       3,273,690       3,273,690

Per share loss during period     $   (4.61)      $   (3.72)      $   (9.85)      $   (7.02)      $  (37.23)

2.  Comprehensive Income (Loss)

    SFAS No. 130, "Reporting Comprehensive Income," established standards for reporting comprehensive income and its components. Other comprehensive income (loss) for the quarters and six months ended June 30, 2000 and 1999 were comprised of unrealized gains (losses) on investments. Other comprehensive income (loss) for the quarters and six month periods ended June 30, 2000 and 1999 and for the period from inception to June 30, 2000 are as follows:

                                                                    Quarter Ended June 30,
                                     -------------------------------------------------------------------------------------
(in thousands)                                        2000                                           1999
                                     ----------------------------------------        -------------------------------------
                                                       Tax                                          Tax
                                     Before-tax     (expense)     Net-of-tax         Before-tax   (expense)    Net-of-tax
                                       amount       or benefit      amount             amount     or benefit     amount
                                     ----------     ----------    ----------         ----------   ----------   ----------
Unrealized holding gain (loss)
  arising during period                 $735           $(299)      $    436           $(764)         $303       $   (461)
                                        ====           =====                          =====          ====
Net loss                                                            (15,099)                                     (12,191)
                                                                   --------                                     --------
Total comprehensive loss                                           $(14,663)                                    $(12,652)
                                                                   ========                                     ========

Allergan Specialty Therapeutics, Inc.

Notes to Condensed Financial Statements

2.  Comprehensive Income (Loss) (Continued)

                                                                   Six Months Ended June 30,
                                   ---------------------------------------------------------------------------------------
(in thousands)                                        2000                                         1999
                                   ----------------------------------------        ---------------------------------------
                                                     Tax                                             Tax
                                   Before-tax      (expense)    Net-of-tax         Before-tax     (expense)    Net-of-tax
                                     amount       or benefit      amount             amount      or benefit      amount
                                   ----------     ----------    ----------         ----------    ----------    ----------
Unrealized holding gain
  (loss) arising during period        $915          $(372)       $    543           $(1,723)        $720        $ (1,003)
                                      ====          =====                           =======         ====

Net loss                                                          (32,262)                                       (22,990)
                                                                 ---------                                      --------

Total comprehensive loss                                         $(31,719)                                      $(23,993)
                                                                 ========                                       ========


(in thousands)                                Inception to June 30, 2000
                                    ------------------------------------------------
                                    Before-tax        Tax (expense)         Net of
                                      amount           or benefit         tax amount
                                    ----------        -------------       ----------
Unrealized holding loss
  arising during period              $(1,104)             $449            $    (655)
                                     =======              ====

Net loss                                                                   (121,876)
                                                                          ---------
Total comprehensive loss                                                  $(122,531)
                                                                          =========

                      ALLERGAN SPECIALTY THERAPEUTICS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2000

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

RESULTS OF OPERATIONS

Net interest and investment income earned on investments were $861,000 and $1,942,000 for the quarters ended June 30, 2000 and 1999, respectively, and $1,841,000 and $4,092,000 for the six month periods ended June 30, 2000 and 1999, respectively. ASTI earned investment income of $17,094,000 for the period from inception through June 30, 2000. Interest and investment income were earned subsequent to March 10, 1998, the date Allergan contributed $200 million to ASTI. In the future, as ASTI's funds are used pursuant to the R&D Agreement and to pay the Technology Fee pursuant to the Technology Agreement, lower cash balances will be available for investment and therefore interest and investment income is expected to decrease.

Research and development expenses were $14,066,000 and $11,957,000 for the quarters ended June 30, 2000 and 1999, respectively, and $30,006,000 and $22,646,000 for the six month periods ended June 30, 2000 and 1999, respectively. Research and development expenses were $115,092,000 for the period from inception through June 30, 2000. ASTI has paid technology fees of $825,000 and $1,675,000 to Allergan during the quarters ended June 30, 2000 and 1999, respectively, and $1,650,000 and $3,350,000 for the six month periods ended June 30, 2000 and 1999, respectively. ASTI has paid technology fees of $18,962,000 for the period from inception to June 30, 2000.

Provision for taxes were $344,000 and $874,000 for the quarters ended June 30, 2000 and 1999, respectively and $796,000 and $1,475,000 for the six month periods ended June 30, 2000 and 1999, respectively. Provision for taxes for the period from inception through June 30, 2000 was $7,326,000. ASTI expects to have taxable income as a result of the requirement to capitalize technology fees and its election to capitalize research and development expenses for tax purposes.

The results of operations of ASTI are expected to reflect primarily interest and investment income on the funds contributed by Allergan, and research and development expenses related to development of ASTI Products and the Technology Fee. ASTI's net loss for the quarters ended June 30, 2000 and 1999 were $15,099,000 or $4.61 per share and $12,191,000 or $3.72 per share, respectively.

Allergan Specialty Therapeutics, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2000 (Continued)

RESULTS OF OPERATIONS (Continued)

For the six month periods ended June 30, 2000 and 1999, ASTI's net losses were $32,262,000 or $9.85 per share and $22,990,000 or $7.02 per share, respectively. ASTI's net loss for the period from inception through June 30, 2000 was $121,876,000 or $37.23 per share. ASTI is expected to continue to record significant net losses in future periods, as expenses under its agreements with Allergan are expected to continue to exceed investment income.

LIQUIDITY AND CAPITAL RESOURCES

On March 9, 1998, Allergan contributed $200 million in cash to ASTI in exchange for all of the issued and outstanding shares of callable Class A Common Stock of ASTI. On March 10, 1998, Allergan distributed the Class A shares to holders of Allergan common stock and ASTI commenced operations. The funds contributed by Allergan, plus investment income earned thereon, will be used primarily to fund the research and development of ASTI Products and to conduct related activities. Funds not immediately required for research and development activities will be invested in investment grade securities.

At June 30, 2000, ASTI had $74,013,000 in investments. The Company invests its excess cash in money market funds, equity securities and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines with respect to diversification and maturities in order to maintain safety and liquidity of its investment portfolio.

Additionally, ASTI classifies all investments as available-for-sale securities with net unrealized holding gains or losses as a component of other comprehensive income. ASTI liquidates investments to pay for operating expenses as needed.

At the time of its formation, ASTI was projected to spend its funds over a five-year period. The Board of Directors of ASTI recently approved a research and development plan for the year ending December 31, 2000 which, if executed in its entirety, would represent an acceleration in spending on ASTI's research and development programs. This potential accelerated spending is the result of the acceptance by ASTI of more research and development projects as well as more rapid research and development of compounds than anticipated at the time of ASTI's formation. ASTI anticipates the acceleration of spending could result in the use of substantially all of the funds available for research and development remaining in ASTI in the first half of 2001. Pursuant to ASTI's Restated Certificate of Incorporation and Allergan's rights as the sole holder of all of the ASTI Class B Common Stock, Allergan has certain rights (but no obligation) to purchase all of the ASTI Class A Common Stock. Allergan's purchase rights, which expire if not exercised by the 90th day after the date on which Allergan receives notice that the amount of cash and marketable securities held by ASTI is less than $15 million, are summarized in ASTI's Prospectus dated March 6, 1998.

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

                      ALLERGAN SPECIALTY THERAPEUTICS, INC.

CERTAIN FACTORS AND TRENDS AFFECTING ASTI AND ITS BUSINESSES

The Company believes that certain statements made by the Company in this report and in other reports and statements released by the Company constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as comments which express the Company's opinions about trends and factors which may impact future operating results. Disclosures which use words such as the Company "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company in its press releases and publicly filed reports such as the Company's Annual Report on Form 10-K for the year ended December 31, 1999, which disclosures are incorporated herein by this reference. In addition to those risks identified elsewhere in this report on Form 10-Q and those risks described in the Company's press releases and publicly filed reports, the Company's business and results of operations are subject to other risks, including the following risk factors:

o ASTI commenced operations in 1998 and is subject to the risks inherent in the establishment of a new business enterprise in the biotechnology industry. ASTI will incur substantial losses for several years due to the long-term nature of the research and development of pharmaceutical products through clinical testing and the regulatory process, which losses may never be recovered.

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

o Patent protection generally has been important in the pharmaceutical industry. Therefore, ASTI's financial success may depend in part upon Allergan obtaining patent protection for the technologies incorporated in ASTI Products. Allergan will determine which patent applications to pursue, and the expense of obtaining and maintaining patents covering Developed Technology will be paid by ASTI during the term of the Research and Development Agreement.

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

o Because Allergan may develop and/or market products (including Developed Technology Products and Pre-Selection Products) for its own account, independent of ASTI, that compete directly with ASTI Products, Allergan and ASTI may have conflicting interests with respect to certain products and/or certain markets. In addition, ASTI Products, Developed Technology Products and Pre-Selection Products may compete with one another. Allergan Technology excludes, and ASTI will have no rights with respect to, any topical formulation of Tazarotene. Allergan is currently marketing a topical formulation of Tazarotene for the treatment of psoriasis and acne in the United States and Canada under the brand name "Tazorac" and outside of the United States and Canada under the brand name "Zorac."

o The terms of the Allergan/ASTI Agreements and ASTI's Restated Certificate of Incorporation were not determined on an arm's-length basis and certain terms may limit ASTI's activities and its market value. ASTI's Restated Certificate of Incorporation prohibits ASTI from taking or permitting any action that might impair Allergan's rights under the Purchase Option. Prior to the expiration of the Purchase Option, ASTI may not, without the consent of the holders of ASTI Class B Common Stock, merge or liquidate, or sell, lease, exchange, transfer or dispose of any substantial assets, or amend its Restated Certificate of Incorporation to alter the Purchase Option, ASTI's authorized capitalization, or the provisions of the Restated Certificate of Incorporation governing ASTI's Board of Directors. Because Allergan owns all of the outstanding Class B Common Stock, Allergan is able to influence significantly or control the outcome of any of the foregoing actions requiring approval by the Class B stockholders of ASTI. The ability of Allergan to significantly influence or control such matters, together with the provisions of ASTI's Restated Certificate of Incorporation eliminating the right of the ASTI stockholders to call special meetings of stockholders, could affect the liquidity of the ASTI Shares and have an adverse effect on the price of the ASTI Shares, and may have the effect of delaying or preventing a change in control of ASTI, including transactions in which stockholders might otherwise receive a premium for their shares over the current market price. Neither the terms of the ASTI/Allergan Agreements nor ASTI's Restated

Allergan Specialty Therapeutics, Inc.

    Certificate of Incorporation prohibit Allergan from transferring its ASTI Class B Common Stock. The special rights accorded to the holder or holders of the ASTI Class B Common Stock will expire upon expiration of the Purchase Option.

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

o Each of the current executive officers of ASTI is employed by or retained as a consultant to Allergan and receives compensation solely from Allergan, which may further contribute to Allergan's ability to influence significantly or control the outcome of actions taken by ASTI.

o ASTI has granted Allergan the License Option, which is exercisable on a product-by-product and country-by-country basis. During the term of the License Option for each ASTI Product, ASTI will not be able to license such ASTI Product to any party other than Allergan. Furthermore, ASTI may perform research with respect to product candidates which become ASTI Products only if recommended by Allergan and accepted by ASTI. In particular, Allergan performs Pre-Selection Work with respect to various product candidates. If such product candidates do not become ASTI Products, ASTI will have no rights with respect thereto except the right to receive limited royalties from Allergan on commercial sales of such products, if any.

Allergan Specialty Therapeutics, Inc.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The annual meeting of stockholders of the registrant was held on April 28, 2000. At such meeting, five directors, constituting the entire Board of Directors, were re-elected to serve on the Board of Directors until the next annual meeting of stockholders. The names of the persons elected as directors are:

                              William C. Shepherd
                            Lester J. Kaplan, Ph.D.
                              Alan J. Lewis, Ph.D.
                              Gary L. Neil, Ph.D.
                          Marvin E. Rosenthale, Ph.D.

     The only other matter considered by the stockholders at the annual meeting was ratification of the selection of KPMG LLP as independent auditors of the registrant for the fiscal year ended December 31, 2000.

     The holders of the Class B Common Stock, voting as a class, were entitled to elect one director, and the holders of the Class A Common Stock, voting as a class, were entitled to elect four directors. The holders of both Class A and Class B Common Stock voted together as a single class on all other matters.

     In the election of directors, Lester J. Kaplan, Ph.D. received 1,000 votes of the Class B Common Stock, representing 100% of the issued and outstanding shares of such class. The holders of the Class A Common Stock voted as follows:

                                                                   Broker
Election of Directors              For            Withheld       Non-Votes
---------------------              ---            --------       ---------
William C. Shepherd             2,721,175          3,437            0
Alan J. Lewis, Ph.D.            2,720,137          4,475            0
Gary L. Neil, Ph.D.             2,721,285          3,327            0
Marvin E. Rosenthale, Ph.D.     2,720,112          4,500            0

     With respect to the ratification of KPMG LLP as independent auditors for the year ending December 31, 2000, the Class A and Class B shares voted together as a single class, as follows:

                                                                  Broker
          For            Against             Abstain             Non-Votes
          ---            -------             -------             ---------
       2,723,456           668                1,488                  0

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


Date: August 11, 2000                      ALLERGAN SPECIALTY THERAPEUTICS, INC.


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