Form 10-Q
period 2000-09-30
ALLERGAN SPECIALTY THERAPEUTICS INC
filed 2000-11-13
CIK 1049711

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.



                       COMMISSION FILE NUMBER  0-23641
                                              ---------


                      ALLERGAN SPECIALTY THERAPEUTICS, INC.


                                                          33-0779207
      A DELAWARE CORPORATION                     IRS EMPLOYER IDENTIFICATION


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

As of November 3, 2000, there were 3,272,690 shares of callable Class A common stock outstanding, and 1,000 shares of Class B common stock outstanding.

                      ALLERGAN SPECIALTY THERAPEUTICS, INC.

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                                      INDEX

                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

             Condensed Statements of Operations                               3

             Condensed Balance Sheets                                         4

             Condensed Statements of Cash Flows                               5

             Notes to Condensed Financial Statements                        6-8

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                           9-11

    ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK                                               12

             CERTAIN FACTORS AND TRENDS AFFECTING ALLERGAN
             SPECIALTY THERAPEUTICS, INC. AND ITS BUSINESSES              13-16

PART II - OTHER INFORMATION

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                17

Signature                                                                    18

Exhibits

PART I - FINANCIAL INFORMATION


                      Allergan Specialty Therapeutics, Inc.
                          (a development stage company)

                      Condensed Statements of Operations
                                   (unaudited)

                        (In thousands, except share data)


                                                                                                   Inception
                                   Quarter Ended                    Nine Months Ended          (November 12, 1997)
                                   September 30,                       September 30,                   to
                           -----------------------------       -----------------------------      September 30,
                              2000              1999              2000              1999              2000
                           -----------       -----------       -----------       -----------    ------------------

Revenues                   $       565       $     1,293       $     2,406       $     5,785       $    18,559

Costs and expenses:
     Research and
       development              15,561            12,762            45,567            35,408           130,653
     Technology fees             1,375             1,375             4,125             4,125            16,145
     General and
       administrative              303               262               854               873             2,985
                           -----------       -----------       -----------       -----------       -----------

     Total costs and
       expenses                 17,239            14,399            50,546            40,406           149,783
                           -----------       -----------       -----------       -----------       -----------

Loss before income
  taxes                        (16,674)          (13,106)          (48,140)          (34,621)         (131,224)
Provision for taxes                230             2,003             1,026             3,478             7,556
                           -----------       -----------       -----------       -----------       -----------

Net loss                   $   (16,904)      $   (15,109)      $   (49,166)      $   (38,099)      $  (138,780)
                           ===========       ===========       ===========       ===========       ===========

Basic and diluted
  loss per share           $     (5.16)      $     (4.62)      $    (15.02)      $    (11.64)      $    (42.39)
                           ===========       ===========       ===========       ===========       ===========

Basic and diluted
  shares outstanding         3,273,690         3,273,690         3,273,690         3,273,690         3,273,690


See accompanying notes to condensed financial statements.

                      Allergan Specialty Therapeutics, Inc.
                          (a development stage company)

                            Condensed Balance Sheets
                                   (unaudited)
                        (In thousands, except share data)

                                                                September 30,    December 31,
                                                                    2000            1999
                                                                -------------    ------------

                                     ASSETS

Cash                                                              $      98       $      47
Investments                                                          59,936         105,252
Prepaid technology fees                                               3,642           5,292
Other assets                                                            447           1,431
                                                                  ---------       ---------

                                                                  $  64,123       $ 112,022
                                                                  =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities:
        Payable to Allergan, Inc.                                 $   6,207       $   6,047
                                                                  ---------       ---------

 Stockholders' equity:
        Callable Class A Common stock,
          $.01 par value; 6,000,000 shares
          authorized, 3,272,690 issued
          and outstanding                                                33              33
        Class B Common stock,
          $1.00 par value; 1,000 shares
          authorized, issued and outstanding                              1               1
        Additional paid-in capital                                  196,753         196,753
        Accumulated other comprehensive loss                            (91)         (1,198)
        Deficit accumulated during
          development stage                                        (138,780)        (89,614)
                                                                  ---------       ---------

                 Total stockholders' equity                          57,916         105,975
                                                                  ---------       ---------

                                                                  $  64,123       $ 112,022
                                                                  =========       =========


See accompanying notes to condensed financial statements.

                      Allergan Specialty Therapeutics, Inc.
                          (a development stage company)

                       Condensed Statements of Cash Flows
                                   (unaudited)

                                 (In thousands)


                                                                                             Inception
                                                           Nine Months Ended           (November 12, 1997)
                                                             September 30,                      to
                                                     ----------------------------          September 30,
                                                       2000                1999                2000
                                                     --------            --------      -------------------

OPERATING ACTIVITIES:
        Net loss                                     $(49,166)           $(38,099)           $(138,780)
        Noncash item included in net loss:
                 Deferred income tax                       91                 433                 (129)
        Changes in operating assets
          and liabilities:
                 Other assets                             133                 495                 (257)
                 Prepaid technology fees                1,650                (900)              (3,642)
                 Payable to Allergan, Inc.                160                 (91)               6,207
                 Accounts payable and
                   accrued liabilities                     --                 (23)                  --
                                                     --------            --------            ---------

                 Net cash used in operating
                   activities                         (47,132)            (38,185)            (136,601)

INVESTING ACTIVITIES:
        Purchases of investments                       (2,767)             (5,884)            (195,292)
        Sales and maturities of investments            49,950              44,169              135,204
                                                     --------            --------            ---------

                 Net cash provided by/
                   (used in) investing
                   activities                          47,183              38,285              (60,088)

FINANCING ACTIVITIES:
        Issuance of common stock                           --                  --              200,001
        Offering costs                                     --                  --               (3,214)
                                                     --------            --------            ---------

                 Net cash provided by
                   financing activities                    --                  --              196,787
                                                     --------            --------            ---------

Net increase in cash                                       51                 100                   98

Cash - beginning of period                                 47                  --                   --
                                                     --------            --------            ---------

Cash - end of period                                 $     98            $    100            $      98
                                                     ========            ========            =========

Supplemental disclosure of cash
  paid for taxes                                     $    761            $  3,485            $   7,841
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

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and nine month periods ended September 30, 2000 and for the period from inception to September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

         Use of estimates

         The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Per share information

         Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," (EPS) requires calculations for "basic earnings per share" including only actual weighted shares outstanding and "diluted earnings per share" including the effect of any common equivalent shares or other items that are dilutive. The Company has no common equivalent shares or other items that are dilutive. The reconciliations of the numerators and denominators of the basic and diluted loss per share computations for the three and nine month periods ended September 30, 2000 and 1999 and for the period from inception to September 30, 1999 are as follows:

Allergan Specialty Therapeutics, Inc.

Notes to Condensed Financial Statements

1.       Basis of Presentation and Significant Accounting Policies (Continued)


                                  Quarter Ended                       Nine Months Ended               Inception
                                  September 30,                         September 30,             (November 12, 1997)
                         ------------------------------        ------------------------------      to September 30,
                             2000               1999               2000               1999               2000
                         -----------        -----------        -----------        -----------     -------------------
Loss during period
  (in thousands)         $   (16,904)       $   (15,109)       $   (49,166)       $   (38,099)       $  (138,780)

Basic and diluted
  shares outstanding       3,273,690          3,273,690          3,273,690          3,273,690          3,273,690

Per share loss
  during period          $     (5.16)       $     (4.62)       $    (15.02)       $    (11.64)       $    (42.39)

2.       Comprehensive Income (Loss)

         SFAS No. 130, "Reporting Comprehensive Income," established standards for reporting comprehensive income and its components. Other comprehensive income (loss) for the three and nine month periods ended September 30, 2000 and 1999 were comprised of unrealized gains (losses) on investments. Other comprehensive income (loss) for the three and nine month periods ended September 30, 2000 and 1999 and for the period from inception to September 30, 2000 are as follows:

                                                                Quarter Ended September 30,
                             -------------------------------------------------------------------------------------------------
(in thousands)                                  2000                                                  1999
                             --------------------------------------------       ----------------------------------------------
                                                 Tax                                                   Tax
                              Before-tax      (expense)        Net-of-tax       Before-tax          (expense)       Net-of-tax
                                amount       or benefit          amount           amount            or benefit        amount
                              ----------     ----------        ----------         ------            ----------      ----------
Unrealized holding gain
  (loss) arising during
   period                        $953           $(389)         $    564            $(75)               $31          $    (44)
                                 ====           =====                              ====                ===

Net loss                                                        (16,904)                                             (15,109)
                                                               --------                                              -------

Total comprehensive loss                                       $(16,340)                                            $(15,153)
                                                               ========                                             ========

Allergan Specialty Therapeutics, Inc.

Notes to Condensed Financial Statements

2.       Comprehensive Income (Loss) (Continued)

                                                             Nine Months Ended September 30,
                               ---------------------------------------------------------------------------------------------
(in thousands)                                  2000                                                 1999
                               --------------------------------------------      -------------------------------------------
                                                  Tax                                                Tax
                               Before-tax      (expense)         Net-of-tax      Before-tax       (expense)       Net-of-tax
                                 amount        or benefit          amount          amount         or benefit        amount
                               ----------      ----------        ----------      ----------       ----------      ----------
Unrealized holding gain
  (loss) arising during
  period                         $1,868          $(761)           $  1,107        $(1,797)           $750          $ (1,047)
                                 ======          =====                            =======            ====

Net loss                                                           (49,166)                                         (38,099)
                                                                  --------                                         --------

Total comprehensive loss                                          $(48,059)                                        $(39,146)
                                                                  ========                                         ========

                                       Inception to September 30, 2000
                              --------------------------------------------------
(in thousands)                Before-tax          Tax (expense)         Net of
                                amount             or benefit         tax amount
                              ----------          -------------       ----------
Unrealized holding loss
  arising during period         $(152)                $61             $     (91)
                                =====                 ===

Net loss                                                               (138,780)
                                                                      ---------

Total comprehensive loss                                              $(138,871)
                                                                      =========

                      ALLERGAN SPECIALTY THERAPEUTICS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

The following should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1999 and with the Company's Financial Statements and the notes thereto presented in Item 1 above. As used herein, capitalized terms have the same meaning as set forth in the Company's annual report on Form 10-K for the year ended December 31, 1999.

RESULTS OF OPERATIONS

Net interest and investment income earned on investments were $565,000 and $1,293,000 for the quarters ended September 30, 2000 and 1999, respectively, and $2,406,000 and $5,785,000 for the nine month periods ended September 30, 2000 and 1999, respectively. ASTI earned investment income of $18,559,000 for the period from inception through September 30, 2000. Interest and investment income were earned subsequent to March 10, 1998, the date Allergan contributed $200 million to ASTI. In the future, as ASTI's funds are used pursuant to the R&D Agreement and to pay the Technology Fee pursuant to the Technology Agreement, lower cash balances will be available for investment and therefore interest and investment income is expected to decrease.

Research and development expenses were $15,561,000 and $12,762,000 for the quarters ended September 30, 2000 and 1999, respectively, and $45,567,000 and $35,408,000 for the nine month periods ended September 30, 2000 and 1999, respectively. Research and development expenses were $130,653,000 for the period from inception through September 30, 2000. ASTI has paid technology fees of $825,000 and $1,675,000 to Allergan during the quarters ended September 30, 2000 and 1999, respectively, and $2,475,000 and $5,025,000 for the nine month periods ended September 30, 2000 and 1999, respectively. ASTI has paid technology fees of $19,787,000 for the period from inception to September 30, 2000.

Provision for taxes were $230,000 and $2,003,000 for the quarters ended September 30, 2000 and 1999, respectively and $1,026,000 and $3,478,000 for the nine month periods ended September 30, 2000 and 1999, respectively. Provision for taxes for the period from inception through September 30, 2000 was $7,556,000. ASTI expects to have taxable income as a result of the U.S. Internal Revenue Service requirement to capitalize technology fees and its election to capitalize research and development expenses for tax purposes.

Allergan Specialty Therapeutics, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2000 (Continued)

RESULTS OF OPERATIONS (Continued)

The results of operations of ASTI are expected to reflect primarily interest and investment income on the funds contributed by Allergan, and research and development expenses related to development of ASTI Products and the Technology Fee. ASTI's net loss for the quarters ended September 30, 2000 and 1999 were $16,904,000 or $5.16 per share and $15,109,000 or $4.62 per share, respectively.

For the nine month periods ended September 30, 2000 and 1999, ASTI's net losses were $49,166,000 or $15.02 per share and $38,099,000 or $11.64 per share, respectively. ASTI's net loss for the period from inception through September 30, 2000 was $138,780,000 or $42.39 per share. ASTI is expected to continue to record significant net losses in future periods, as expenses under its agreements with Allergan are expected to continue to exceed investment income.

LIQUIDITY AND CAPITAL RESOURCES

On March 9, 1998, Allergan contributed $200 million in cash to ASTI in exchange for all of the issued and outstanding shares of callable Class A Common Stock of ASTI as well as for all of ASTI Class B Common Stock. On March 10, 1998, Allergan distributed the Class A shares to holders of Allergan common stock and ASTI commenced operations. The funds contributed by Allergan, plus investment income earned thereon, will be used primarily to fund the research and development of ASTI Products and to conduct related activities. Funds not immediately required for research and development activities are invested in investment grade securities.

At September 30, 2000, ASTI had $59,936,000 in investments. The Company invests its excess cash in money market funds, equity securities and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines with respect to diversification and maturities in order to maintain safety and liquidity of its investment portfolio.

Additionally, ASTI classifies all investments as available-for-sale securities with net unrealized holding gains or losses as a component of other comprehensive income. ASTI liquidates investments to pay for operating expenses as needed.

At the time of its formation, ASTI was projected to spend its funds over a five-year period. As previously reported, if ASTI's current research and development plan is executed in its entirety, spending on ASTI's research and development programs will be accelerated as compared to the projection provided at the time of ASTI's formation. This potential accelerated spending is the result of the acceptance by ASTI of more research and development projects as well as more rapid research and development of compounds than anticipated at the time of ASTI's formation. ASTI anticipates the acceleration of spending could result in the use of substantially all of the funds available for research and development remaining in ASTI as early as the first half of 2001. Pursuant to ASTI's

Allergan Specialty Therapeutics, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2000 (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

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


Date:  November 13, 2000                ALLERGAN SPECIALTY THERAPEUTICS, INC.


                                        /s/ James M. Hindman
                                        ---------------------------
                                        James M. Hindman
                                        Chief Financial Officer
                                        and Duly Authorized Officer

                                 EXHIBIT INDEX


Exhibit
Number                            Description
-------                           -----------

 27.1                       Financial Data Schedule