Form 10-K
period 2000-12-31
ALLERGAN SPECIALTY THERAPEUTICS INC
filed 2001-03-09
CIK 1049711

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ____________________ TO _____________________


                           COMMISSION FILE NO. 0-23641

                      ALLERGAN SPECIALTY THERAPEUTICS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                        33-0779207
     -------------------------------                         -------------------
     (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

            2525 DUPONT DRIVE
           IRVINE, CALIFORNIA                                      92612
----------------------------------------                     -------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (714) 246-6301

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                              CLASS A COMMON STOCK
                                (TITLE OF CLASS)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 2001 was $30,340,104.*

        The number of shares outstanding of the Registrant's Class A Common Stock was 3,272,690 as of February 28, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A in connection with the 2001 Annual Meeting of Stockholders to be held on April 19, 2001 (the "2001 Annual Meeting") is incorporated by reference into Part III of this Report.

                                TRADEMARK CLAIMS

        Zorac(R) and Tazorac(R) (tazarotene) are trademarks of Allergan, Inc.

------------

* Excludes the Class A Common Stock held by executive officers, directors and stockholders whose beneficial ownership equals or exceeds 10% of the Class A Common Stock outstanding at December 31, 2000, as well as the 1,000 shares of Class B Common Stock that were issued and outstanding on such date, for which no public market currently exists. Exclusion of such shares should not be construed to indicate that any such stockholder possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

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

                                     PART I

ITEM 1. BUSINESS

BACKGROUND

        ASTI was formed by Allergan, Inc., a technology-driven, global health care company ("Allergan"), in November 1997 to research and develop various pharmaceutical products. In March 1998, Allergan distributed all of the currently outstanding ASTI Class A Common Stock (the "ASTI Shares") to holders of Allergan's Common Stock, with such holders receiving one share of ASTI Class A Common Stock for each 20 shares of Allergan Common Stock held (the "Distribution"). Prior to the Distribution, Allergan contributed $200 million and licensed certain Allergan technology to ASTI, and ASTI issued to Allergan 1,000 shares of its Class B Common Stock. As the sole holder of ASTI's outstanding Class B Common Stock, Allergan has the option to repurchase all of the outstanding ASTI Shares under specified conditions. In addition, Allergan and ASTI entered into a Technology License Agreement, a Research and Development Agreement, a License Option Agreement, a Distribution Agreement and a Services Agreement (the "Allergan/ASTI Agreements"), each of which is described in the Prospectus of ASTI dated March 6, 1998 (the "Prospectus") as well as in the Notes to the Financial Statements in this Annual Report on Form 10-K. The terms "ASTI Product," "Product Payments," "Pre-Selection Work," "Pre-Selection Product," "Developed Technology," "Developed Technology Product," "Developed Technology Royalties," "Licensed Product," "Technology Fee," and "Allergan Technology" as used herein have the definitions given them in the Prospectus. To date, ASTI has not performed, and does not intend to perform, any research, development or other activities on its own behalf, as it pays Allergan to perform all such activities pursuant to the terms of the Research and Development Agreement.

ASTI PRODUCTS

        In 2000, ASTI funded research and development on the following ASTI
Products:

        1. AGN 194310

           AGN 194310 is an RAR antagonist/inverse agonist, a class of compounds having a unique biology distinct from that observed for retinoid agonists. In late 1998, ASTI filed an Investigational New Drug application ("IND") for AGN 194310 for two indications: (1) topical antidote to systemic retinoid-induced mucocutaneous toxicity and (2) topical treatment of psoriasis and eczema.

        2. Tazarotene (Oral)

           Tazarotene is a potent RAR beta gamma selective agonist which was introduced into the market as a topical treatment for psoriasis and acne under the brand name "Tazorac(R)" in the United States and Canada and "Zorac(R)" outside the United States and Canada.

           Although ASTI has no rights in the topical formulation of Tazarotene, the oral formulation of Tazarotene is an ASTI Product, and ASTI has been investigating a number of possible indications, including acne and psoriasis as well as oncology. In 2000 the acne and psoriasis indications were in Phase II while the oncology indication was in Phase I.

        3. Memantine

           Memantine is a glutamate receptor blocker, which has been shown to protect nerve cells from injury and death in a number of in vitro and in vivo studies.

           In 1995, Allergan obtained exclusive ophthalmic rights to Memantine from Children's Hospital, Boston, Massachusetts, and Merz + Co. GmbH & Co. Allergan's United States rights to Memantine were given to ASTI as an ASTI Product, and ASTI is investigating Memantine as a possible treatment for glaucoma. Memantine is in Phase III clinical development for the treatment of glaucoma.

        4. Androgen Tears

           Dry eye or keratoconjunctivitis ("KCS"), is a potentially debilitating disease that affects more than 30 million people worldwide.

           Topical androgens have been shown to suppress the abnormal cell death associated with KCS and may also reestablish the normal anti-inflammatory ocular surface and lachrymal glands and allow for resolution of the symptoms associated with KCS. Phase II studies are planned to commence in 2001.

        5. Hypotensive Lipid/Timolol combination:

           ASTI is performing pre-clinical development work on a Hypotensive Lipid/Timolol combination for the treatment of ocular hypertension and primary open-angle glaucoma.

        6. Ketorolac/Oflaxacin combination:

           ASTI is funding Phase I development of a Ketorolac/Oflaxacin combination for the treatment of infectious corneal ulcers.

        7. Endotoxin:

           ASTI has received rights in and is funding research and development regarding the uses of a novel clostridia endotoxin derivative.

        8. Epinastine:

           ASTI is developing Epinastine, a topical drug for the prevention and/or treatment of itch associated with allergic conjunctivitis of the eye. Epinastine was licensed, by Allergan, from Boehringer Ingelheim in 2000. An IND was submitted in September and the first patient was enrolled in a Phase III study the fourth quarter of 2000.

Upon the recommendation of Allergan, ASTI chose not to fund research and development activity in 2001 on the following ASTI Products: AGN 194310; Tazarotene Oral--Oncology; Ketorolac/Oflaxacin combination; Memantine-Topical; and Tazarotene Oral--pre-clinical.

Additionally, Allergan proposed, and ASTI accepted, the following new projects to be elevated to the status of ASTI Products and funded in 2001 (the "New ASTI Products"):

        1. Brimonodine/Timolol combination:

           ASTI is developing a Brimonodine/Timolol combination product, a topical drug for treatment of ocular hypertension and primary open-angle glaucoma. The project is currently in Phase III.

        2. Ketoraloc reformulation:

           ASTI is developing a new formulation of Ketoraloc, a topical drug for the treatment of post-surgical pain. The project is currently in the pre-clinical development phase.

        3. Alpha2 Pain Compound:

           ASTI is developing AGN 197075 for the treatment of chronic pain. The project is currently in the pre-clinical phase of development.

        4. Photodynamic Therapy:

           ASTI is developing ATX-S10 for the treatment of age-related macular degeneration. The project is currently in the pre-clinical phase. In December 2000, ASTI, through Allergan, obtained rights to ATX-S10 from Photo Chemical Company of Japan.

        5. AGN 195795:

           ASTI is developing AGN 195795, a topical drug for treatment of ocular hypertension and primary open-angle glaucoma. The project is currently in Phase II.

PRE-SELECTION WORK

        In addition to ASTI Products, in 2000 ASTI funded research and development in Pre-Selection Work projects, including those below, to explore additional candidates for ASTI Products:

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

        3. Retinal Disease Project

           In 2000, ASTI continued to fund research and development into treatment of unwanted growth of new blood vessels in the retina or subretinal space, which growth has been associated with vision loss in patients with retinal diseases such as age-related macular degeneration.

        4. Cytochroma Project

           In 2000, ASTI also funded research into the development of a specific P450 RAI inhibitor for the topical treatment of photo-damaged skin and acne. This work is being conducted pursuant to a collaboration with Cytochroma, Inc.

POTENTIAL RESEARCH AND DEVELOPMENT EXPENDITURES

        Product development activity costs include costs of pre-clinical studies; costs of Phase I, Phase II and Phase III human clinical trials; and costs of preparation and filing with the FDA (or similar governmental bodies in other countries) to register drugs for sale. It is anticipated that if ASTI were to fund the continued research and development of the current ASTI Products through FDA review for marketing clearance, the funding of these activities, together with the Pre-Selection Work expected to be undertaken by Allergan and funded by ASTI, would substantially exceed the remaining "Available Funds" (the $200 million contributed to ASTI by Allergan in connection with the Distribution, plus any investment income earned thereon, less certain research and development costs, ASTI's administrative expenses and the Technology Fee). Any estimates regarding costs and the use of Available Funds will change as ASTI Products are researched and developed and as projects are added or removed as ASTI Products. Because of the long-range nature of any pharmaceutical product research and development plan, research and development of a particular product or products could accelerate, slow down or be discontinued, research and development with respect to additional ASTI Products could be commenced, technology or products could be purchased or licensed, and other unforeseen events could occur, all of which would significantly affect the timing and amount of expenditures.

        As noted by ASTI in January 2000, ASTI anticipates substantially all of the funds available for research and development remaining in ASTI will be expended during 2001. See "Certain Risk Factors Related to the Company's Business - No Assurance of Continued Research or Development of ASTI Products."

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

        Pursuant to the License Option Agreement, ASTI has also granted a License Option to Allergan pursuant to which Allergan may, on a product-by-product and country-by-country basis, obtain from ASTI a perpetual, exclusive license (with the right to sublicense) to research, develop, make, have made and use an ASTI Product and to sell and have sold such product in the country or countries as to which the License Option is exercised. The License Option is described more fully in the Prospectus. In late 2000, in connection with the addition of ASTI Products to ASTI, Allergan and ASTI agreed to increase the license royalty rate under the License Option associated with any new ASTI Products to which a license is taken to 15% of net sales.

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

        Although a patent has a statutory presumption of validity in the United States, the issuance of a patent is not conclusive as to such validity or as to the enforceable scope of the claims therein, and the validity and enforceability of a patent after its issuance by the United States Patent and Trademark Office can be challenged in litigation. If the outcome of such litigation is adverse to the owner of the patent, third parties may then be able to use the invention pertaining to the patent, in some cases without payment. There can be no assurance that patents covering ASTI Products, Developed Technology Products or Pre-Selection Products, if and when issued, will not be infringed or successfully avoided through design innovation.

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

        In addition, ASTI may use substantial unpatented technology. There can be no assurance that others will not develop similar technology. Allergan licenses certain intellectual property from third parties which it will sublicense to ASTI pursuant to the Technology License Agreement. Under the terms of certain of its license agreements, Allergan may be obligated to exercise diligence and make certain royalty and milestone payments as well as incur costs related to filing and prosecuting the underlying patents. Each agreement is terminable by either party upon notice if the other party defaults in its obligations. Should Allergan default under any of its agreements, Allergan and therefore ASTI may lose their rights to market and sell products based upon such licensed technology. In addition, there can be no assurance that Allergan's licensors will meet their obligations to Allergan pursuant to such licenses. In such event, ASTI's results of operations and business prospects would be materially and adversely affected. See "Certain Risk Factors Related to the Company's Business - Reliance on Proprietary Technologies; Unpredictability of Patent Protection."

FACILITIES AND PERSONNEL

        ASTI is not expected to hire employees or to acquire significant property or assets prior to completion of the development stage of the ASTI Products. However, pursuant to the Research and Development Agreement, Allergan has been engaged by ASTI to research and develop human pharmaceutical products under work plans and cost estimates recommended by Allergan and accepted by ASTI. Decisions as to whether and/or when to hire employees, purchase property or assets, perform administrative functions, engage Allergan to perform administrative services under the Services Agreement, engage others to do so or engage third parties other than or in addition to Allergan to perform research and development activities will be made by ASTI.

COMPETITION

        Any ASTI Product successfully developed under the Research and Development Agreement will face competition from other therapies for the same indications. Competitors potentially include any of the world's pharmaceutical and biotechnology companies. Allergan is also free to develop competitive products for its own account. Furthermore, the fundamental technology underlying retinoids licensed to ASTI is also cross-licensed to Ligand Pharmaceuticals Incorporated ("Ligand") and therefore competition from similar activities by Ligand in retinoids is likely. In addition, pursuant to the agreement between Allergan and Ligand, each party has been granted non-exclusive rights to use the Allergan Ligand Retinoid Therapeutics, Inc. ("ALRT") technology with respect to any unsynthesized compounds, provided that such license will become exclusive with respect to any compound with respect to which an IND is filed with and accepted by the FDA. Accordingly, no assurance can be given that Ligand will not be the first party to file an IND with respect to any retinoid compound under research by ASTI, thereby preventing ASTI and Allergan from undertaking any further research, development or commercialization with respect to such compound. See "Certain Risk Factors Related to the Company's Business - Competition."

EMPLOYEES

        At December 31, 2000, ASTI had no full-time employees, and all of the Company's executive officers are affiliated with Allergan, the holder of all of the Company's outstanding Class B Common Stock.

                               EXECUTIVE OFFICERS

        The executive officers of ASTI and their ages as of March 1, 2001 are as follows:

NAME                               AGE                 POSITION
----                               ---                 --------
William C. Shepherd............... 62      Chairman of the Board, President and
                                             Chief Executive Officer

Douglas S. Ingram................. 38      General Counsel and Secretary

James M. Hindman.................. 40      Chief Financial Officer

        Officers are appointed by and hold office at the pleasure of the Board of Directors.

        Mr. Shepherd has been President and Chief Executive Officer of the Company since March 1998. He also served as Chairman of the Board of Allergan, from January 1996, and as Allergan's President and Chief Executive Officer from 1992, until his retirement effective January 1, 1998. Since his retirement, Mr. Shepherd has served as a consultant to Allergan. Mr. Shepherd first joined Allergan in 1966 and, from 1984 to 1991, was its President and Chief Operating Officer. He serves on the Board of Directors of ANSYS Diagnostics, Inc., a private company engaged in the development, manufacture and marketing of disposable medical diagnostic products. Mr. Shepherd was elected to the ASTI Board in 1998.

        Mr. Ingram has been the General Counsel and Secretary of the Company since October 1998. He has also been Senior Vice President and General Counsel of Allergan since January 2001, and its Assistant Secretary since November 1998. Prior to that, Mr. Ingram was Allergan's Associate General Counsel from August 1998, its Assistant General Counsel from January 1998 and Senior Attorney and Chief Litigation Counsel of Allergan from March 1996, when he first joined Allergan. Prior to joining Allergan, Mr. Ingram was, from August 1988 to March 1996, an attorney with the Orange County office of the law firm Gibson, Dunn & Crutcher.

        Mr. Hindman has been the Chief Financial Officer of the Company since April 2000. He has been Senior Vice President and Controller of Allergan since January 2000 and prior thereto was its Vice President, Financial Planning and Analysis since February 1997. Prior to that, Mr. Hindman served 12 years in a variety of positions at Allergan, including Plant Controller, Director of Manufacturing Planning and Reporting, Director of Finance (Northwest Europe), and Assistant Corporate Controller. Mr. Hindman first joined Allergan in 1984.

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

                                              2000                 1999
                                        ----------------    -----------------
           CALENDAR QUARTER              HIGH       LOW      HIGH       LOW
           ----------------             ------    ------    ------     ------
First...............................    $16.44    $11.88    $10.00     $ 9.25
Second..............................     18.25     13.50     11.00       9.52
Third...............................     23.75     17.38     12.50      10.38
Fourth..............................     29.50     19.81     13.69      11.50

---------------

        The Class A Common Stock of ASTI is traded on the Nasdaq National Market under the symbol "ASTI." The last sales price for the Company's Class A Common Stock, as reported by the Nasdaq National Market on February 28, 2001, was $24.31.

        At February 28, 2001, there was one holder of record of the Class B Common Stock (Allergan), and there were 6,306 holders of record of the Class A Common Stock. This number does not reflect persons or entities who hold their Class A Common Stock in nominee or "street name" through various brokerage firms.

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

                                                                                                           Cumulative
                                                                                          Period from     period from
                                                                                          November 12,    November 12,
                                                                                              1997            1997
                                                       Year Ended December 31,           (inception) to  (inception) to
                                           -------------------------------------------     December 31,   December 31,
                                               2000           1999            1998            1997            2000
                                           -----------     -----------     -----------     -----------    -----------
                                                             (in thousands, except per share data)
RESULTS OF OPERATIONS:

Revenues ..............................    $     3,218     $     7,110     $     9,043     $        --    $    19,371
                                           ===========     ===========     ===========     ===========    ===========
Costs and expenses
    Research and development ..........    $    64,299     $    49,200     $    35,886     $        --    $   149,385
    Technology fees ...................          5,775           5,500           6,520              --         17,795
    General and administrative expenses          1,033           1,198             933              --          3,164
                                           -----------     -----------     -----------     -----------    -----------
      Total costs and expenses ........    $    71,107     $    55,898     $    43,339     $        --    $   170,344
                                           ===========     ===========     ===========     ===========    ===========

Net loss ..............................    $   (69,246)    $   (52,806)    $   (36,808)    $        --    $  (158,860)
                                           ===========     ===========     ===========     ===========    ===========

Basic and diluted loss per share ......    $    (21.15)    $    (16.13)    $    (11.24)    $        --    $    (48.53)
                                           ===========     ===========     ===========     ===========    ===========

Basic and diluted shares outstanding ..      3,273,690       3,273,690       3,273,690             100      3,273,690


                                  Dec. 31, 2000     Dec. 31, 1999       Dec. 31, 1998     Dec. 31, 1997
                                  -------------     -------------       -------------     -------------
                                                              (in thousands)
BALANCE SHEET DATA:

Cash .....................           $    22           $     47            $     --            $ 1
Investments ..............            42,581            105,252             158,667             --
Total assets .............            45,350            112,022             165,137              1
Payable to Allergan, Inc.              7,085              6,047               4,509             --
Total liabilities ........             7,223              6,047               4,804             --
Total stockholders' equity            38,127            105,975             160,333              1

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

        Allergan contributed a total of $200 million in cash to ASTI in March 1998. Through December 31, 2000, ASTI's funds were used primarily to fund activities conducted under the Research and Development Agreement with Allergan and to reimburse Allergan for the research and development costs relating to the ASTI Products and Pre-Selection Work. Remaining funds will be used primarily to continue the funding of activities under the Research and Development Agreement with Allergan. At the time of its formation, ASTI was projected to spend its funds over a five-year period. In January 2000, ASTI announced that it will likely exhaust all Available Funds by mid-2001. This potential accelerated spending is the result of the acceptance by ASTI of more research and development projects as well as more rapid research and development of compounds than anticipated at the time of ASTI's formation. Pursuant to ASTI's Restated Certificate of Incorporation and Allergan's rights as the sole holder of all of the ASTI Class B Common Stock, Allergan has certain rights (but no obligation) to purchase all of the ASTI Class A Common Stock, which purchase rights could be triggered by the use of substantially all of ASTI's funds. Allergan's purchase rights, which expire if not exercised by Allergan by the 90th day after the date on which Allergan receives notice that the amount of cash and marketable securities held by ASTI is less than $15 million, are summarized in ASTI's Prospectus dated March 6, 1998. See also "No Assurance of Continued Research or Development of ASTI Products" below for further discussion of factors impacting the rate of ASTI spending on research and development.

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

        ASTI's revenues consist primarily of interest and investment income (which has been included in Available Funds). In later years, ASTI may receive revenues through the commercialization of ASTI Products either from Allergan in the form of Product Payments, if Allergan were to exercise its License Option for any ASTI Product, or otherwise if Allergan's License Option for any ASTI Product were to expire unexercised and ASTI were to commercialize the product alone or with a third party. ASTI also may receive revenues in the form of Developed Technology Royalties or Pre-Selection Product payments. ASTI received $400,000 in 1999 and $500,000 in 1998 in Pre-Selection Product payments in connection with a collaboration agreement between Allergan and Warner-Lambert (see note 4 to Financial Statements); there were no such payments in 2000. However, ASTI is not expected to earn substantial revenues, other than interest and investment income, unless or until ASTI Products or, to a lesser extent, Pre-Selection Products or Developed Technology Products are successfully commercialized. As a result of the foregoing factors, it is anticipated that ASTI will continue to incur substantial losses.

        ASTI incurred a net loss of $69.2 million in 2000, $52.8 million in 1999, and $36.8 million in 1998. Interest and investment income was $3.2 million in 2000, $7.1 million in 1999, and $9.0 million in 1998 as a result of investment of the unexpended cash held by ASTI from its commencement of operations on March 10, 1998. Interest will decrease in the future, subject to general interest rate trends, as funds are used in performance of research and development activities.

        Research and development expenses were $64.3 million in 2000, $49.2 million in 1999, and $35.9 million in 1998. The 1998 amount includes reimbursement to Allergan for research and development services performed during the period from October 24, 1997 through March 9, 1998.

        ASTI's expenses largely have been and will in the future be incurred under the Allergan/ASTI Agreements. ASTI will have research and development expenses as a result of (i) the payment of research and development costs under the Research and Development Agreement, most likely through reimbursements to Allergan, and (ii) payment of the Technology Fee to Allergan under the Technology License Agreement. The Technology License Agreement provides that the Technology Fee will be payable monthly by ASTI over a period of four years and will be $833,333 for each of the 12 months following October 23, 1997, $558,333 per month for the following 12 months, $275,000 per month for the following 12 months and $166,667 per month for the following 12 months; provided that the Technology Fee will no longer be payable at such time as fewer than two ASTI Products are being researched or developed by ASTI and/or have been licensed by Allergan. The Technology Fee is for ASTI's use of Allergan Technology existing as of the date of the Technology License Agreement or during the term of the Research and Development Agreement. The Technology Fee payment amounts are based upon the expected value of the originally transferred technology. The value of the technology transferred is expected to decrease as ASTI further develops the technology on its own. The Technology Fee is being expensed by ASTI on a basis which approximates straight-line over 48 months.

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

        NO ASSURANCE OF SUFFICIENCY OF FUNDS OR AVAILABILITY OF ADDITIONAL FUNDS. Allergan has contributed $200 million in cash to ASTI. Allergan has no obligation to contribute additional funds to ASTI, and, to the best of ASTI's knowledge, has no present intention to do so. It is anticipated that if ASTI were to fund the continued research and development of the ASTI Products through FDA review for marketing clearance, the funding of these activities, together with any Pre-Selection Work undertaken by Allergan and/or ASTI and funded by ASTI, would require substantially all of the Available Funds. It is unlikely that ASTI will have sufficient funds to complete the research and development of any or all of the ASTI Products.

        Allergan's rights under the Allergan/ASTI Agreements may limit ASTI's ability to raise funds, or may prevent ASTI from doing so, if ASTI needs additional funds to continue or complete research and development of any ASTI Product. If ASTI were to attempt to raise funds following the expiration of the Purchase Option, ASTI would have very little cash and few assets other than the ASTI Products. Allergan would at that time have the unilateral option to license any or all ASTI Products for such countries for which Allergan's License Option had not previously expired. Third parties might therefore be reluctant to lend money to ASTI, or to invest in ASTI.

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

        NO ASSURANCE OF EXERCISE OF ALLERGAN'S OPTIONS. Allergan is not obligated to exercise the License Option for any ASTI Product or to exercise the Purchase Option, and Allergan will exercise any such option only if it is in Allergan's best interest to do so. The timing of the exercise of the Purchase Option is within Allergan's sole discretion, and Allergan may choose to exercise the Purchase Option at a time when the Purchase Option exercise price is as low as possible. Because the contractual relationship between Allergan and ASTI contemplates that Allergan will perform research and development activities on behalf of ASTI, in the event of Allergan's failure to exercise the Purchase Option, ASTI might be required to seek alternative research and development facilities, either independently or with a third party. There can be no assurance that ASTI would be able to obtain access to adequate research and development facilities in such event on a timely basis, on acceptable terms, or at all. The timing of the exercise of the License Option with respect to any Licensed Product is also within Allergan's sole discretion and thereafter research, development and funding of any such product will be controlled by Allergan.

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

        DEPENDENCE ON ALLERGAN FOR PERSONNEL AND FACILITIES. ASTI depends substantially on Allergan for research and development activities to be performed under the Research and Development Agreement. Although ASTI may perform directly, or engage other third parties to perform on its behalf, some of these activities, Allergan is currently responsible for executing substantially all of ASTI's research and development activities. While Allergan believes that its current and planned personnel and facilities will be adequate for the performance of its duties under the Research and Development Agreement, such personnel will perform services in the same facilities for Allergan itself. Subject to Allergan's obligation to use diligent efforts under the Research and Development Agreement, Allergan may allocate its personnel and facilities as it deems appropriate. Allergan's own research and development activities may restrict the resources that otherwise would be available for performing Allergan's duties under the Research and Development Agreement.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        ASTI does not use derivative financial instruments in its non-trading investment portfolio. The Company's primary investment objective is preservation of capital in order to fund research and development of potential pharmaceutical products pursuant to the Company's agreements with Allergan. (See note 4 to Financial Statements). As such, the Company invests its excess cash in money market funds, equity securities and debt instruments of financial institutions and corporations that must be at least investment grade. These securities typically have an "A" rating or better. Interest and investment income earned on the Company's investment portfolio is most sensitive to fluctuations in the general level of U.S. interest rates. The Company mitigates interest rate risk by a program of diversification so that exposure to risks relating to a single security or investment manager is minimal. Further, the Company invests in money market funds and debt instruments with varying maturity dates to correspond to anticipated research and development expenses. These securities typically bear minimal credit risk and ASTI has not experienced any losses on its investments to date due to credit risk.

        At December 31, 2000, the Company had investments in equity securities with a fair market value of $17,163,000 and such investments are subject to price risk. The Company's equity securities are generally invested in companies that have a history of paying dividends. The Company addresses price risk by a program of diversification so that exposure to risks relating to a single security is minimal.

        The following table provides information about the Company's investment portfolio as of December 31, 2000 and 1999.

                                                                        2000
                                       --------------------------------------------------------------------------
                                         Amortized         Unrealized            Unrealized           Fair Market
                                           Cost               Gain                 Loss                  Value
                                       ------------        -----------         -------------         ------------
Commercial paper and money
  market funds ................        $  8,334,000        $        --         $    (154,000)        $  8,180,000
U.S. government debt securities           6,902,000             30,000                                  6,932,000
Corporate debt securities .....          10,300,000              6,000                                 10,306,000
Equity securities .............          16,706,000            457,000                                 17,163,000
                                       ------------        -----------         -------------         ------------
                                       $ 42,242,000        $   493,000         $    (154,000)        $ 42,581,000
                                       ============        ===========         =============         ============

                                                                        1999
                                       --------------------------------------------------------------------------
                                         Amortized         Unrealized            Unrealized           Fair Market
                                           Cost               Gain                 Loss                  Value
                                       ------------        -----------         -------------         ------------
Commercial paper and money
  market funds ................        $ 26,831,000        $    59,000         $          --         $ 26,890,000
Certificates of deposit .......          13,551,000                                  (15,000)          13,536,000
U.S. government debt securities          25,644,000                                 (241,000)          25,403,000
Corporate debt securities .....          24,831,000                                 (221,000)          24,610,000
Equity securities .............          16,414,000                               (1,601,000)          14,813,000
                                       ------------        -----------         -------------         ------------
                                       $107,271,000        $    59,000         $  (2,078,000)        $105,252,000
                                       ============        ===========         =============         ============

        The amortized cost, estimated fair value of investments and range of rates of return of debt securities at December 31, 2000, by contractual maturity, are presented below. Investments in equity securities are classified as due after three years. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. Further, all of the Company's investments are classified as available-for-sale, and the Company may instruct its professional investment managers to liquidate any or all of its investments prior to their contractual maturity dates.

                                                                                 Percentage
                                               Amortized        Estimated      Rates of Return
                                                 Cost          Fair Value         (Range)
                                              -----------      -----------     ---------------
Due in one year or less...................... $16,951,000      $16,800,000      5.38% - 8.63%
Due after one year through three years.......   7,593,000        7,630,000      5.38% - 6.85%
Due after three years........................  17,698,000       18,151,000          5.75%
                                              -----------      -----------
                                              $42,242,000      $42,581,000
                                              ===========      ===========

        In June 1998, SFAS No. 133 - "Accounting for Derivative Instruments and Hedging Activities" was issued and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is required to adopt SFAS No. 133 on January 1, 2001. The Company does not believe adoption of SFAS No. 133 will have any impact on the Company's financial statements.

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

         The additional information required by this item is incorporated by reference to the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 2001 Annual Meeting (the "Proxy Statement").

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

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
Report of KPMG LLP, Independent Auditors.................................. F-2

Balance Sheets at December 31, 2000 and 1999.............................. F-3

Statements of Operations for the years ended December 31,
  2000, 1999 and 1998, and the cumulative period from
  November 12, 1997 (inception) to December 31, 2000...................... F-4

Statements of Stockholders' Equity for the years ended
  December 31, 2000, 1999 and 1998, and the cumulative
  period from November 12, 1997 (inception) to December 31, 2000.......... F-5

Statements of Cash Flows for the years ended December 31,
  2000, 1999 and 1998, and the cumulative period from
  November 12, 1997 (inception) to December 31, 2000...................... F-6

Notes to Financial Statements............................................. F-7

Supplementary Data - Quarterly Results (Unaudited) ....................... F-14

         (a)(2) Index to Financial Statement Schedules

                None.

(a)(3) Index to Exhibits.


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
                     Company and Allergan.

              10.8 Letter agreement between the Company and Allergan re royalty rate adjustment.

              24.1   Power of Attorney. Reference is made to page 21.


----------
(1) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-40503) or amendments thereto and incorporated herein by reference.

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


                                           ALLERGAN SPECIALTY THERAPEUTICS, INC.


                                           By: /s/ WILLIAM C. SHEPHERD
                                               ---------------------------------
                                                   William C. Shepherd
                                                   Chairman of the Board,
                                                   President and Chief Executive
                                                   Officer

Date: March 9, 2001

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Douglas S. Ingram and James M. Hindman, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       SIGNATURES                             TITLE                        DATE
       ----------                             -----                        ----
/s/ WILLIAM C. SHEPHERD           Chairman of the Board, President     March 9, 2001
-------------------------------   and Chief Executive Officer
    William C. Shepherd           (Principal Executive Officer)


/s/ JAMES M. HINDMAN              Chief Financial Officer              March 9, 2001
-------------------------------   (Principal Financial and
    James M. Hindman              Accounting Officer)


/s/ LESTER J. KAPLAN, PH.D.       Director                             March 9, 2001
-------------------------------
    Lester J. Kaplan, Ph.D.


/s/ ALAN J. LEWIS, PH.D.          Director                             March 9, 2001
-------------------------------
    Alan J. Lewis, Ph.D.


/s/ MARVIN E. ROSENTHALE, PH.D.   Director                             March 9, 2001
-------------------------------
    Marvin E. Rosenthale, Ph.D.

                      ALLERGAN SPECIALTY THERAPEUTICS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                        PAGE
                                                                       NUMBER
                                                                      ---------
Report of KPMG LLP, Independent Auditors.............................    F-2

Balance Sheets at December 31, 2000 and 1999.........................    F-3

Statements of Operations for the years ended December 31,
  2000, 1999 and 1998, and the cumulative period from
  November 12, 1997 (inception) to December 31, 2000.................    F-4

Statements of Stockholders' Equity for the years ended
  December 31, 2000, 1999 and 1998, and the cumulative
  period from November 12, 1997 (inception) to December 31, 2000.....    F-5

Statements of Cash Flows for the years ended December 31,
  2000, 1999 and 1998, and the cumulative period from
  November 12, 1997 (inception) to December 31, 2000.................    F-6

Notes to Financial Statements........................................ F-7 - F-13

Supplementary Data - Quarterly Results (Unaudited) ..................   F-14

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Allergan Specialty Therapeutics, Inc.:

We have audited the accompanying balance sheets of Allergan Specialty Therapeutics, Inc. (a development stage company) as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000, and the cumulative period from November 12, 1997 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allergan Specialty Therapeutics, Inc. (a development stage company) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, and the cumulative period from November 12, 1997 (inception) to December 21, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses and has a deficit accumulated during the development stage that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ KPMG LLP
---------------------------
    KMPG LLP


Costa Mesa, California
January 29, 2001

ITEM 14. FINANCIAL STATEMENTS

                      ALLERGAN SPECIALTY THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              December 31,
                                                        -------------------------
                                                          2000             1999
                                                        ---------       ---------
Cash                                                    $      22       $      47
Investments                                                42,581         105,252
Prepaid technology fees                                     2,576           5,292
Other assets                                                  171           1,431
                                                        ---------       ---------
                                                        $  45,350       $ 112,022
                                                        =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Payable to Allergan, Inc.                             $   7,085       $   6,047
  Deferred income taxes                                       138              --
                                                        ---------       ---------
                 Total liabilities                          7,223           6,047

Stockholders' equity:
  Callable Class A Common Stock,
    $.01 par value; 6,000,000 shares
    authorized, 3,272,690 issued and
    outstanding in 2000 and 1999                               33              33
  Class B Common Stock, $1.00 par value;
    1,000 shares authorized, issued and
    outstanding in 2000 and 1999                                1               1
  Additional paid-in capital                              196,753         196,753
  Accumulated other comprehensive income (loss)               200          (1,198)
  Deficit accumulated during the development stage       (158,860)        (89,614)
                                                        ---------       ---------
                 Total stockholders' equity                38,127         105,975
                                                        ---------       ---------
                                                        $  45,350       $ 112,022
                                                        =========       =========

                 See accompanying notes to financial statements.

                      ALLERGAN SPECIALTY THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                 Cumulative
                                                                                                 period from
                                                                                                November 12,
                                                                                                    1997
                                                      Year Ended December 31,                  (inception) to
                                          -----------------------------------------------       December 31,
                                              2000              1999             1998               2000
                                          -----------       -----------       -----------       -----------
Revenues                                  $     3,218       $     7,110       $     9,043       $    19,371
Costs and expenses:
  Research and development                     64,299            49,200            35,886           149,385
  Technology fees                               5,775             5,500             6,520            17,795
  General and administrative expenses           1,033             1,198               933             3,164
                                          -----------       -----------       -----------       -----------
    Total costs and expenses                   71,107            55,898            43,339           170,344
                                          -----------       -----------       -----------       -----------

Loss before income taxes                      (67,889)          (48,788)          (34,296)         (150,973)
Provision for taxes                             1,357             4,018             2,512             7,887
                                          -----------       -----------       -----------       -----------
Net loss                                  $   (69,246)      $   (52,806)      $   (36,808)      $  (158,860)
                                          ===========       ===========       ===========       ===========
Basic and diluted loss per share          $    (21.15)      $    (16.13)      $    (11.24)      $    (48.53)
                                          ===========       ===========       ===========       ===========
Basic and diluted shares outstanding        3,273,690         3,273,690         3,273,690         3,273,690


                See accompanying notes to financial statements.

                      ALLERGAN SPECIALTY THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                 Deficit
                                            Callable                            Accumulated    Accumulated
                                            Class A     Class B   Additional       Other         During
                                            Common      Common      Paid-In    Comprehensive   Development             Comprehensive
                                             Stock       Stock      Capital    Income (Loss)      Stage        Total       Loss
                                            -------     -------   ----------   -------------   -----------   --------- -------------
Issuance of 100 shares of Common
  Stock (par value $1.00 per share)
  on November 12, 1997 (inception)            $ --       $ --      $      1       $    --        $     --    $       1    $     --
                                              ----       ----      --------       -------        --------    ---------    --------

Balance at December 31, 1997                    --         --             1            --              --            1

Conversion of Common Stock into
  1,000 shares of Class B Common Stock
  in March 1998                                 --          1            (1)           --              --           --

Issuance of 3,272,690 shares of callable
  Class A Common Stock in March 1998            33         --       196,753            --              --      196,786

Net loss                                        --         --            --            --         (36,808)     (36,808)    (36,808)

Other comprehensive income consisting
  of unrealized gain on available for sale
  securities, net of tax                        --         --            --           354              --          354         354
                                                                                                                          --------
     Comprehensive loss                                                                                                   $(36,454)
                                             -----       ----      --------       -------        --------    ---------    ========
Balance at December 31, 1998                    33          1       196,753           354         (36,808)     160,333

Net loss                                        --         --            --            --         (52,806)     (52,806)    (52,806)

Other comprehensive loss
  consisting of unrealized loss
  on available for sale securities,
  net of tax                                    --         --            --        (1,552)             --       (1,552)     (1,552)
                                                                                                                          --------
     Comprehensive loss                                                                                                   $(54,358)
                                             -----       ----      --------       -------        --------    ---------    ========
Balance at December 31, 1999                    33          1       196,753        (1,198)        (89,614)     105,975

Net loss                                        --         --            --            --         (69,246)     (69,246)    (69,246)

Other comprehensive gain
  consisting of unrealized gain
  on available for sale securities,
  net of tax                                    --         --            --         1,398              --        1,398       1,398
                                                                                                                          --------
     Comprehensive loss                                                                                                   $(67,848)
                                              ----        ---      --------       -------       ---------    ---------    ========
Balance at December 31, 2000                  $ 33        $ 1      $196,753       $   200       $(158,860)    $ 38,127
                                              ====        ===      ========       =======       =========     ========

                 See accompanying notes to financial statements.

                      ALLERGAN SPECIALTY THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                   Cumulative
                                                                                                   period from
                                                                                                November 12, 1997
                                                             Year Ended December 31,             (inception) to
                                                     ---------------------------------------      December 31,
                                                       2000           1999           1998             2000
                                                     --------       --------       ---------     --------------
OPERATING ACTIVITIES:
      Net loss                                       $(69,246)      $(52,806)      $ (36,808)      $(158,860)
      Non-cash item included in net loss:
        Deferred income tax                               165            462            (682)            (55)
      Changes in operating assets and liabilities:
         Other assets                                     273            675          (1,065)           (117)
         Prepaid technology fees                        2,716           (569)         (4,723)         (2,576)
         Payable to Allergan, Inc.                      1,038          1,538           4,509           7,085
         Accounts payable and other liabilities            --            (23)             23              --
                                                     --------       --------       ---------       ---------
         Net cash used in operating activities        (65,054)       (50,723)        (38,746)       (154,523)

INVESTING ACTIVITIES:
      Purchases of investments                         (3,663)        (7,350)       (185,175)       (196,188)
      Sales of investments                             68,692         58,120          27,134         153,946
                                                     --------       --------       ---------       ---------
         Net cash provided by (used) in
           investing activities                        65,029         50,770        (158,041)        (42,242)

FINANCING ACTIVITIES:
      Issuance of common stock                             --             --         200,000         200,001
      Offering costs                                       --             --          (3,214)         (3,214)
                                                     --------       --------       ---------       ---------
         Net cash provided by financing activities         --             --         196,786         196,787
                                                     --------       --------       ---------       ---------

Net (decrease) increase in cash                           (25)            47              (1)             22

Cash - beginning of period                                 47             --               1              --
                                                     --------       --------       ---------       ---------
Cash - end of period                                 $     22       $     47       $      --       $      22
                                                     ========       ========       =========       =========

                 See accompanying notes to financial statements.

                      ALLERGAN SPECIALTY THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

         Allergan Specialty Therapeutics, Inc. ("ASTI" or the "Company") was incorporated in Delaware on November 12, 1997 and commenced operations on March 10, 1998. ASTI was formed for the purpose of conducting research and development of potential human pharmaceutical products, and to commercialize such products, most likely through licensing to Allergan, Inc. ("Allergan"). In accordance with accounting principles generally accepted in the United States of America, ASTI is considered a development stage company.

         All of the Company's efforts to date have been limited to obtaining capital and conducting research and development and the Company does not yet generate any revenues from product sales or royalties. Research and development is performed by Allergan and the costs incurred are reimbursed by ASTI.

         The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred net losses during each of the years in the three-year period ended December 31, 2000 and has a deficit accumulated during the development stage of $158,860,000 as of December 31, 2000.

         The Company expects to incur substantial research and development expenditures to further development of its products. Management recognizes that the Company must generate additional resources or consider modification to its research and development program or other operating costs to continue operations with available resources. No assurance can be given that the Company will be successful in raising additional capital. The conditions described above raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Accounting for revenues and expenses

         ASTI's revenues consist of interest and investment income and Pre-Selection Product Payments (see Note 4). In future years, ASTI may also derive revenues from the sale or license of its products, most likely through the sale of licensed products by Allergan. Royalty and other product revenue, if any, will be recorded as earned.

         ASTI incurs most of its expenses under its agreements with Allergan. Research and development costs paid to Allergan under a Research and Development Agreement ("R&D Agreement") are recorded as research and development expenses when incurred. Technology fees paid to Allergan under a Technology License Agreement ("Technology Agreement") are recorded as technology fees on a basis which approximates straight-line over the life of the Technology Agreement. Amounts paid to Allergan under a Services Agreement are recorded as administrative expenses as incurred. See Note 4 for a description of the agreements between ASTI and Allergan.

         Use of estimates

         The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.       INVESTMENTS

         ASTI classifies investments as available-for-sale securities with net unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss). Amounts classified as investments are liquidated and used to pay operating expenses as needed. The Company invests its excess cash in money market funds, equity securities and debt instruments of financial institutions and corporations that must be at least investment grade. These securities typically have an "A" rating or better. These securities typically bear minimal credit risk and ASTI has not experienced any losses on its investments to date due to credit risk. At December 31, 2000 and 1999, the Company's investment portfolio consisted of the following:

                      ALLERGAN SPECIALTY THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                                                           2000
                                        -----------------------------------------------------------------------------
                                          Amortized          Unrealized            Unrealized            Fair Market
                                            Cost                Gain                  Loss                  Value
                                        ------------         -----------          -------------          ------------
Commercial paper and money
  market funds                          $  8,334,000         $        --          $    (154,000)         $  8,180,000
U.S. government debt securities            6,902,000              30,000                                    6,932,000
Corporate debt securities                 10,300,000               6,000                                   10,306,000
Equity securities                         16,706,000             457,000                                   17,163,000
                                        ------------         -----------          -------------          ------------
                                        $ 42,242,000         $   493,000          $    (154,000)         $ 42,581,000
                                        ============         ===========          =============          ============

                                                                           1999
                                        -----------------------------------------------------------------------------
                                          Amortized          Unrealized            Unrealized            Fair Market
                                            Cost                Gain                  Loss                  Value
                                        ------------         -----------          -------------          ------------
Commercial paper and money
  market funds                          $ 26,831,000         $    59,000          $          --          $ 26,890,000
Certificates of deposit                   13,551,000                                    (15,000)           13,536,000
U.S. government debt securities           25,644,000                                   (241,000)           25,403,000
Corporate debt securities                 24,831,000                                   (221,000)           24,610,000
Equity securities                         16,414,000                                 (1,601,000)           14,813,000
                                        ------------         -----------          -------------          ------------
                                        $107,271,000         $    59,000          $  (2,078,000)         $105,252,000
                                        ============         ===========          =============          ============

         The amortized cost, estimated fair value of investments and the range of rates of return of debt securities at December 31, 2000, by contractual maturity, are presented below. Investments in equity securities are classified as due after three years. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. Further, all of the Company's investments are classified as available-for-sale, and the Company may instruct its professional investment managers to liquidate any or all of its investments prior to their contractual maturity dates.

                                                                           Percentage
                                          Amortized       Estimated      Rates of Return
                                            Cost         Fair Value          (Range)
                                         -----------     -----------     ---------------
Due in one year or less                  $16,951,000     $16,800,000      5.38% - 8.63%
Due after one year through three years     7,593,000       7,630,000      5.38% - 6.85%
Due after three years                     17,698,000      18,151,000          5.75%
                                         -----------    ------------
                                         $42,242,000     $42,581,000
                                         ===========     ===========

                      ALLERGAN SPECIALTY THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

3.       PER SHARE INFORMATION

         The following sets forth the computation of basic and diluted loss per share for the years ended December 31, 2000, 1999 and 1998:

                                      2000                                    1999
                   --------------------------------------   ---------------------------------------
                     Net Loss       Shares      Per-share      Net Loss        Shares     Per Share
                    (Numerator)  (Denominator)    Loss       (Numerator)   (Denominator)     Loss
                   ------------  -------------  ---------   -------------  -------------  ---------
Computation of
  basic and
  diluted EPS:     $(69,246,000)   3,273,690     $(21.15)   $(52,806,000)    3,273,690     $(16.13)


                                     1998
                      --------------------------------------
                        Net Loss        Shares     Per share
                       (Numerator)   (Denominator)    Loss
                      -------------  ------------  ---------
Computation of
  basic and
  diluted EPS:        $(36,808,000)    3,273,690    $(11.24)

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

         Pursuant to the R&D Agreement, ASTI reimbursed Allergan for research and development costs of $63,186,000, $46,284,000 and $34,411,000 incurred for the years ended December 31, 2000, 1999 and 1998, respectively. The 1998 research and development costs also includes reimbursement to Allergan for research and development services performed during the period from October 24, 1997 through March 9, 1998. For the cumulative period from Inception (November 12, 1997) of operations to December 31, 2000, ASTI reimbursed Allergan for research and development costs of $143,881,000. From time to time, Allergan shall propose work plans, subject to ASTI board approval, for the continued development of product candidates. ASTI is required to utilize the cash initially contributed to ASTI by Allergan plus interest and investment income thereon, less administrative expenses and technology fees to conduct activities under the R&D Agreement. The R&D Agreement specifies payment of Developed Technology Royalties and Pre-Selection Product Payments by Allergan to ASTI under certain conditions. For the year ended December 31, 2000, no amounts have been earned by ASTI with respect to Developed Technology Royalties.

         In July 1998, Allergan entered into a multi-year research and development collaboration with Parke-Davis Pharmaceutical Research Division of Warner-Lambert Company ("Warner-Lambert") to identify, develop and commercialize up to two RXR subtype selective retinoid compounds for the treatment of metabolic diseases, including adult onset diabetes, insulin resistant syndromes and dyslipidemias ("Collaboration Agreement"). The technologies involved in the collaboration were previously licensed by ASTI from Allergan pursuant to the Technology Agreement. In accordance with a letter agreement between Allergan and ASTI, ASTI is entitled to receive Pre-Selection Product Payments representing ten percent of the potential $104 million in technology access fees and development milestones to be received by Allergan pursuant to Allergan's agreement with Warner-Lambert. For the years ended December 31, 1999 and 1998, ASTI earned $400,000 and $500,000, respectively, of Pre-Selection Product Payments in accordance with the letter Agreement. For the cumulative period from Inception (November 12, 1997) to December 31, 2000, ASTI earned $900,000 of Pre-Selection Product Payments. There were no Pre-Selection Product Payments for the year ended December 31, 2000. During the fourth quarter 2000, this collaboration expired. This was subsequent to the acquisition by Pfizer Inc. of Warner Lambert, Inc., including its pharmaceutical division, Parke-Davis. There has been, and continues to be, interest in this technology and, as such, ASTI and Allergan are presently evaluating other potential collaboration partners.

                      ALLERGAN SPECIALTY THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

         Subject to certain limitations, the Technology Agreement grants ASTI an exclusive license to research and develop all of Allergan's proprietary and contractual rights with respect to certain retinoid and neuroprotective technologies. As consideration for the exclusive license, ASTI will pay a technology fee of $10,000,000 in year one; $6,700,000 in year two; $3,300,000 in year three; and $2,000,000 in year four commencing October 24, 1997. The technology fee is charged to operations on a basis which approximates straight-line over the life of the Technology Agreement. The technology fee is payable monthly in arrears provided, however, that ASTI shall no longer be obligated to make such payments beginning with any month following the date on which the total number of ASTI Products either under development or licensed to Allergan pursuant to the License Agreement is less than two. For the years ended December 31, 2000, 1999 and 1998, ASTI paid $3,059,000, $6,069,000 and
$11,243,000 in technology fees, of which $2,576,000 and $5,292,000 were included in prepaid technology fees in the accompanying balance sheet at December 31, 2000 and 1999, respectively. For the cumulative period from Inception (November 12, 1997) to December 31, 1999, ASTI paid $20,371,000 in technology fees.

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

         Upon exercise of the license option, Allergan will make Product Payments to ASTI as defined in the R&D Agreement. Through December 31, 2000, no license option has been exercised. The license option will expire to the extent not previously exercised, 30 days after the expiration of Allergan's option to purchase all of the outstanding ASTI Shares, described below.

         In accordance with ASTI's Restated Certificate of Incorporation, Allergan has the right to purchase all (but not less than all) of the ASTI Class A Common Stock (the "Purchase Option"). Allergan may exercise the Purchase Option by written notice to ASTI at any time during the period beginning immediately after the Distribution and ending on December 31, 2002; provided that such date will be extended for successive six month periods if, as of June 30, 2001, ASTI has not paid or accrued expenses for at least 95% of all Available Funds, as defined, pursuant to the R&D Agreement. In any event, the Purchase Option will expire 90 days after Allergan receives notice that the Available Funds (as defined in the R&D Agreement) held by ASTI is less than $15 million. Through December 31, 2000, Allergan has not exercised the Purchase Option, nor has ASTI's Available Funds decreased to below $15 million.

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

                      ALLERGAN SPECIALTY THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

         ASTI and Allergan have entered into a Services Agreement pursuant to which Allergan has agreed to provide ASTI with administrative services, including accounting and legal services on a fully-burdened cost reimbursement basis. The Services Agreement expires on December 31, 2001 and will be renewed automatically for successive one year periods during the term of the R&D Agreement. ASTI may terminate the Services Agreement at any time upon 60 days written notice. For the years ended December 31, 2000, 1999 and 1998, ASTI incurred $107,000, $113,000 and $121,000, respectively, of costs pursuant to the Services Agreement. For the cumulative period from Inception (November 12, 1997) to December 31, 2000, ASTI incurred $341,000 of costs pursuant to the Services Agreement.

5.       INCOME TAXES

         The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss and credit carry forwards. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the financial statements in the period of enactment.

         The provision for income taxes for the years ended December 31, 2000, 1999 and 1998 consists of the following:

                       2000          1999            1998
                   ----------     ----------     -----------
Current
  Federal          $  907,000     $2,794,000     $ 2,531,000
  State               285,000        762,000         663,000
                   ----------     ----------     -----------
Total current       1,192,000      3,556,000       3,194,000

Deferred
  Federal             165,000        389,000        (609,000)
  State                    --         73,000         (73,000)
                   ----------     ----------     -----------
Total deferred        165,000        462,000        (682,000)
                   ----------     ----------     -----------
Total              $1,357,000     $4,018,000     $ 2,512,000
                   ==========     ==========     ===========

         The reconciliation of the federal statutory tax rate to the effective tax rate for the years ended December 31, 2000, 1999 and 1998 follows:

                                            2000          1999          1998
                                           ------        ------        ------
Statutory rate of tax benefit              (35.0)%       (35.0)%       (35.0)%
State taxes                                 (9.0)%        (9.5)%        (8.4)%
Valuation allowance on capitalized
  R&D and technology fees                   46.0%         53.0%         50.7%
Other                                         --          (0.3)%          --
                                           -----         -----         -----
Effective tax rate                           2.0%          8.2%          7.3%
                                           =====         =====         =====

         ASTI had taxable income for the years ended December 31, 2000, 1999 and 1998 as a result of the requirement to capitalize technology fees and its election to capitalize research and development expenses for tax purposes. The amounts paid for taxes for the years ended December 31, 2000, 1999 and 1998, were $906,000, $3,834,000 and $3,246,000, respectively.

                      ALLERGAN SPECIALTY THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

         Temporary differences and carry forwards, which give rise to a significant portion of deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

                                                                 2000                   1999
                                                             ------------           ------------
Deferred tax assets
  Capitalized technology fees                                $  7,802,000           $  5,270,000
  Capitalized R&D                                              66,343,000             37,875,000
  Unrealized loss on available-for-sale securities                     --                821,000
  Start-up costs                                                  535,000                363,000
  State taxes                                                     100,000                220,000
                                                             ------------           ------------
                                                               74,780,000             44,549,000
  Less: valuation allowance                                   (74,680,000)           (43,506,000)
                                                             ------------           ------------

Total deferred tax asset                                          100,000              1,043,000

Deferred tax liabilities
  Unrealized gain on available-for-sale securities                138,000                     --
                                                             ------------           ------------
Net deferred tax (liability) asset                           $    (38,000)          $  1,043,000
                                                             ============           ============

         For 2000, the deferred tax asset of $100,000 is included in other assets in the accompanying balance sheet. The net deferred tax asset for 1999 is included in other assets in the accompanying balance sheet.

         Based on the Company's taxable earnings, management believes it is more likely than not that the Company will realize the benefit of the existing deferred tax asset at December 31, 2000. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.

6.       COMPREHENSIVE INCOME (LOSS)

         The following summarizes the components of other comprehensive income
(loss) for the years ended at December 31:

                                              2000                                         1999
                            ----------------------------------------     -------------------------------------------
                                              Tax                                           Tax
                            Before-tax    (expense) or    Net of tax      Before tax    (expense) or     Net of tax
                              amount         benefit        amount          amount         benefit         amount
                            ----------    ------------    ----------     ------------   ------------    ------------
Unrealized holdings gain
  (loss) arising during
  period                    $2,358,000     $(960,000)     $1,398,000     $(2,646,000)    $1,094,000     $(1,552,000)

7.       BUSINESS SEGMENT INFORMATION

         ASTI's sole business segment involves conducting research and development of potential human pharmaceutical products based on retinoid and neuroprotective technologies.

                      ALLERGAN SPECIALTY THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


8.       NEW ACCOUNTING STANDARDS

         In June 1998, SFAS No. 133 - "Accounting for Derivative Instruments and Hedging Activities" was issued and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is required to adopt SFAS No. 133 on January 1, 2001. The Company does not believe adoption of SFAS No. 133 will have any impact on the Company's financial statements.

                      ALLERGAN SPECIALTY THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                               SUPPLEMENTARY DATA
                          QUARTERLY RESULTS (UNAUDITED)

                                        FIRST      SECOND         THIRD       FOURTH        TOTAL
                                       QUARTER     QUARTER       QUARTER      QUARTER        YEAR
                                      --------    ---------     ---------    ---------    ---------
                                                  (in thousands, except per share data)
2000
----
Revenues                              $    980    $     861     $     565    $     812    $   3,218
Total costs and expenses                17,691       15,616        17,239       20,561       71,107
Net loss                               (17,163)     (15,099)      (16,904)     (20,080)     (69,246)
Basic and diluted loss per share      $  (5.24)   $   (4.61)    $   (5.16)   $   (6.13)   $ (21.15)

1999
----
Revenues                              $  2,150    $   2,342     $   1,293    $   1,325    $   7,110
Total costs and expenses                12,348       13,659        14,399       15,492       55,898
Net loss                               (10,799)     (12,191)      (15,109)     (14,707)     (52,806)
Basic and diluted loss per share      $  (3.30)   $   (3.72)    $   (4.62)   $   (4.49)   $ (16.13)

                                 EXHIBIT INDEX

 EXHIBIT    EXHIBIT
 FOOTNOTE   NUMBER                        DESCRIPTION
 --------   -------                       -----------
   (1)         3.1   Amended and Restated Certificate of Incorporation of ASTI.

   (2)         3.2   Bylaws of ASTI.

   (2)         4.1   Specimen Certificate of Class A Common Stock of ASTI.

   (3)        10.1   Research and Development Agreement dated as of March 6,
                     1998 between the Company and Allergan, Inc. ("Allergan").

   (3)        10.2   Technology License Agreement dated as of March 6, 1998
                     between the Company and Allergan.

   (3)        10.3   Services Agreement dated as of March 6, 1998 between the
                     Company and Allergan.

   (3)        10.4   License Option Agreement dated as of March 6, 1998 between the Company and Allergan.

   (3)        10.5   Distribution Agreement dated as of March 6, 1998 between
                     the Company and Allergan.

   (4)        10.6   Letter agreement dated as of October 23, 1998 between the
                     Company and Allergan.

   (1)        10.7   Waiver letter dated as of October 23, 1998 between the
                     Company and Allergan.

              10.8 Letter agreement between the Company and Allergan re royalty rate adjustment.

              24.1   Power of Attorney. Reference is made to page 21.


----------
(1) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-40503) or amendments thereto and incorporated herein by reference.

(3) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.

(4) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.